Form 10-K
period 2024-12-31
Cantor Equity Partners, Inc.
filed 2025-03-28
CIK 1865602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-42250

CANTOR EQUITY PARTNERS, INC.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1576482
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 East 59th Street, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 938-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Class A ordinary shares, par value $0.0001 per share	CEP	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The registrant’s ordinary shares were not listed on any exchange and had no market value as of the last business day of the second fiscal quarter of 2024. The registrant’s Class A ordinary shares began trading on the Nasdaq Global Market on August 13, 2024. The aggregate market value of the outstanding Class A ordinary shares of the registrant, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A ordinary shares on December 31, 2024, as reported on the Nasdaq Global Market, was $103,900,000.

As of March 28, 2025, there were 10,300,000 Class A ordinary shares, par value $0.0001 per share, and 2,500,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s (as defined below) current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete the Business Combination (as defined below);

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following the Business Combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving the Business Combination;

●	our potential ability to obtain additional financing to complete the Business Combination;

●	the ability of our officers and directors to generate a number of potential Business Combination opportunities;

●	the Public Shares’ (as defined below) potential liquidity and trading;

●	the lack of a market for the Public Shares;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties; or

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“Affiliated Joint Acquisition” are to a business combination opportunity pursued jointly with Cantor (as defined below) or one or more entities affiliated with Cantor;

●	“ASC” are to Accounting Standards Codification guidance issued by the Financial Accounting Standards Board;

●	“Audit Committee” are to the audit committee of the Board;

●	“BCMA” are to that certain business combination marketing agreement, dated August 12, 2024, by and between us and CF&Co. (as defined below);

●	“Board of Directors” or “Board” are to the board of directors of the Company;

●	“Business Combination” are to a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Cantor” are to Cantor Fitzgerald, L.P., a Delaware limited partnership, an affiliate of ours, the Sponsor (as defined below) and CF&Co. (as defined below);

●	“Cantor SPAC” are to other SPACs sponsored by affiliates of Cantor;

●	“CF&Co.” are to Cantor Fitzgerald & Co., the representative of the underwriters in the Initial Public Offering (as defined below);

●	“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to the period that we have to consummate the Business Combination, which began on the closing of the Initial Public Offering and continues to August 14, 2026 or such earlier liquidation date as the Board may approve or such later liquidation date as our shareholders may approve;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“Compensation Committee” are to the compensation committee of the Board;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of the Trust Account;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the Inflation Reduction Act of 2022;

●	“FINRA” are to the Financial Industry Regulatory Authority, Inc.;

●	“Founder Shares” are to the 2,500,000 Class B ordinary shares currently held by the Sponsor that were purchased in a private placement prior to the Initial Public Offering, and the Class A ordinary shares issuable upon conversion thereof as described herein;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“Initial Public Offering” are to the initial public offering of the Class A ordinary shares that we consummated on August 14, 2024;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012, as amended;

●	“management” or our “management team” are to our officers;

●	“Marketing Fee” are to the $3,500,000 cash fee payable to CF&Co. pursuant to the BCMA upon the consummation of the Business Combination, which is equal to 3.5% of the gross proceeds of the Initial Public Offering;

●	“Memorandum and Articles” are to our amended and restated memorandum and articles of association filed with the Assistant Registrar of Companies of the Cayman Islands on August 12, 2024, as may be amended from time to time;

●	“Nasdaq” are to the Nasdaq Global Market;

●	“Ordinary Shares” are to the Class A ordinary shares and Class B ordinary shares, collectively;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“Pre-IPO Note” are to the loan made to us by the Sponsor prior to the Initial Public Offering of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering;

●	“Private Placement” are to the private placement of the Private Placement Shares that occurred simultaneously with the closing of the Initial Public Offering;

●	“Private Placement Shares” are to the 300,000 Class A ordinary shares sold to the Sponsor in the Private Placement, which Class A ordinary shares are identical to the Class A ordinary shares sold in the Initial Public Offering, subject to certain limited exceptions as described in the Registration Statement;

●	“Public Shares” are to the 10,000,000 Class A ordinary shares sold in the Initial Public Offering (whether they were purchased in the Initial Public Offering or thereafter in the open market);

●	“Public Shareholders” are to the holders of the Public Shares;

●	“Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on June 14, 2024, as amended, and declared effective on August 12, 2024 (File No. 333-280230);

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002, as amended;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“specified future issuance” are to an issuance of a class of equity or equity-linked securities to specified purchasers, which may include affiliates of Cantor, that we may determine to make in connection with financing the Business Combination, to the extent permitted under applicable regulatory and contractual requirements related to those specified purchasers;

●	“Sponsor” are to Cantor EP Holdings, LLC, a Delaware limited liability company, which is wholly owned by Cantor;

●	“Sponsor Loan” are to the loan of up to $1,750,000 committed to us by the Sponsor to fund our expenses after the Initial Public Offering and prior to the Business Combination relating to investigating and selecting a target business and other working capital requirements;

●	“Sponsor Note” are to the promissory note evidencing the loan the Sponsor will make to us in connection with the consummation of the Business Combination, an extension of the Combination Period or our liquidation (each, a “Redemption Event”), such that an amount equal to $0.15 per Public Share being redeemed in connection with the applicable Redemption Event will be added to the Trust Account and paid to the holders of the applicable redeemed Public Shares;

●	“Trust Account” are to the trust account we established in connection with the Initial Public Offering pursuant to the Trust Agreement;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated August 12, 2024, by and between us and Continental, as trustee;

●	“U.S. GAAP” are to the accounting principles generally accepted in the United States of America;

●	“we,” “us,” “Company” or “our company” are to Cantor Equity Partners, Inc.;

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and

●	“Working Capital Loans” are to loans the Sponsor or an affiliate of the Sponsor, or certain of our directors and officers, may, but are not obligated to, make to us if the Sponsor Loan is insufficient to meet our working capital requirements in order to provide additional working capital or finance transaction costs in connection with the Business Combination.

PART I

Item 1. Business.

Introduction

We are a blank check company incorporated on November 11, 2020 as a Cayman Islands exempted company for the purpose of effecting the Business Combination. Although we are not limited in our search for target businesses to a particular industry or sector for the purpose of consummating the Business Combination, we are focusing our search on companies operating in the financial services, healthcare, real estate services, technology and software industries. Further, our efforts to identify a prospective target business will not be limited to any characteristics, although we expect to favor potential target companies with certain characteristics which include, but are not limited to, positive long term growth prospects, competitive advantages, consolidation opportunities, recurring revenue or the potential for recurring revenue, opportunities for operational improvement and attractive margins or the potential for attractive margins.

Our executive officers consists of:

●	Brandon Lutnick, our Chairman and Chief Executive Officer, who joined Cantor in April 2022 and has served as the Chairman and Chief Executive Officer of Cantor since February 2025; and

●	Jane Novak, our Chief Financial Officer, who joined Cantor in October 2017 and, since then, has served as the Global Head of Accounting Policy.

We, the Sponsor, and CF&Co. are all affiliates of Cantor. Cantor is a diversified company primarily specializing in financial and real estate services for customers operating in the global financial and commercial real estate markets. Cantor’s businesses include CF&Co., a leading independent middle market investment bank and primary dealer; a controlling interest in BGC Group, Inc. (Nasdaq: BGC), a leading global brokerage and technology company primarily servicing the global financial markets; and a controlling interest in Newmark Group, Inc. (Nasdaq: NMRK), a leading full-service commercial real estate services business. We believe that the combination of our management team’s and our affiliates’ financial services, financial and real estate technology, and real estate industry expertise and proven ability to grow businesses through acquisitions make us uniquely qualified to pursue acquisitions.

Past performance of Cantor, our management team or any of their respective affiliates (including any prior Cantor SPAC) is not a guarantee (i) that we will be able to identify a candidate for the Business Combination; (ii) that we will be able to successfully consummate the closing of the Business Combination into which we have entered; or (iii) that the post-Business Combination performance of any such combined company will be positive. Shareholders should not rely on any positive historical performance records of Cantor, our management team, any of their respective affiliates (including any prior Cantor SPAC) as indicative of our future performance.

Initial Public Offering

On August 14, 2024, we consummated the Initial Public Offering of 10,000,000 Class A ordinary shares at a price of $10.00 per share, generating gross proceeds to the Company of $100,000,000.

Simultaneously with the closing of the Initial Public Offering, we completed the sale of the Private Placement Shares to the Sponsor in the Private Placement at a purchase price of $10.00 per share, generating gross proceeds of $3,000,000.

Following the closing of the Initial Public Offering and the Private Placement, a total of $100,000,000, comprised of the net proceeds from the Initial Public Offering and the Private Placement, was placed in the Trust Account maintained by Continental, acting as trustee. The funds in the Trust Account were initially held in an account at J.P. Morgan Chase Bank, N.A. and on August 15, 2024, were transferred to an account at CF Secured, LLC (“CF Secured”), an affiliate of the Sponsor. The Trust Account may be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, or held as cash or cash items (including in demand deposit accounts) at a bank as determined by us, until the earlier of: (i) the completion of the Business Combination and (ii) the distribution of the Trust Account, as described below.

We have until August 14, 2026 (24 months from the closing of the Initial Public Offering), or until such earlier liquidation date as the Board may approve or such later date as our shareholders may approve pursuant to the Memorandum and Articles, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and the Board, liquidate and dissolve, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Public Shares are traded on Nasdaq under the symbol “CEP.” The Public Shares commenced public trading on August 13, 2024.

Business Strategy

Our acquisition strategy is to identify and acquire a company in an industry that complements the experience and expertise of our management team and the Sponsor and its affiliates. Our acquisition selection process leverages the network of contacts developed by our management team and the Sponsor and its affiliates to provide us with a number of business combination opportunities. Upon completion of the Initial Public Offering, our management began the process of locating, identifying, pursuing and reviewing potential target companies.

Our management team and Cantor and its affiliates have experience in:

●	sourcing, structuring, acquiring and selling businesses;

●	fostering relationships with sellers, capital providers and target management teams;

●	negotiating transactions;

●	executing transactions in multiple geographies and under varying economic and financial market conditions;

●	accessing the capital markets;

●	operating companies, setting and changing strategies, and identifying, monitoring and recruiting talent;

●	acquiring and integrating companies; and

●	developing and growing companies, both organically and through acquisitions and strategic transactions, and expanding the product range and geographic footprint of their businesses.

Investment Criteria

While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we are focusing on industries that complement the background of our management team and the Sponsor and its affiliates. We therefore are focusing on potential target companies primarily in the financial services, healthcare, real estate services, technology and software industries.

Further, our efforts to identify a prospective target business are not limited to any characteristics, although we expect to favor potential target companies with certain characteristics which include, but are not limited to, positive long term growth prospects, competitive advantages, consolidation opportunities, recurring revenue or the potential for recurring revenue, opportunities for operational improvement and attractive margins or the potential for attractive margins.

These criteria are not intended to be exhaustive or exclusive. Any evaluation relating to the merits of a particular Business Combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. A potential target company may not have all or any of the characteristics described above.

Business Combination

So long as we maintain a listing for the Public Shares on Nasdaq, we must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding taxes payable on the interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with the Business Combination. The Board will make the determination as to the fair market value of the target company in the Business Combination. If the Board is not able to independently determine the fair market value of the target company in the Business Combination, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that the Board will not be able to make an independent determination of the fair market value of the target company in the Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, the Business Combination must be approved by a majority of our independent directors. If we are no longer listed on Nasdaq, we would not be required to satisfy the above-referenced fair market value test.

We may, at our option, pursue an Affiliated Joint Acquisition. We do not expect that we would pursue any such opportunity with a Cantor SPAC. Any such parties would co-invest only if (i) permitted by applicable regulatory and other legal limitations; (ii) we and Cantor considered a transaction to be mutually beneficial to us as well as the affiliated entity; and (iii) other business reasons exist to do so, such as the strategic merits of including such co-investors, the need for additional capital beyond the amount held in the Trust Account to fund the Business Combination and/or the desire to obtain committed capital for closing the Business Combination.

An Affiliated Joint Acquisition may be effected through a co-investment with us in the target business at the time of the Business Combination, or we could raise additional proceeds to complete the Business Combination by issuing to such parties a specified future issuance. The amount and other terms and conditions of any such specified future issuance would be determined at the time thereof. We are not obligated to make any specified future issuance and may determine not to do so. Pursuant to the anti-dilution provisions of the Class B ordinary shares, any such specified future issuance would result in an adjustment to the conversion ratio such that the Founder Shares would continue to represent 20% of the sum of the total number of all Ordinary Shares issued and outstanding upon completion of the Initial Public Offering (not including the Private Placement Shares) plus all shares issued in the specified future issuance, unless the holders of a majority of the then-issued and outstanding Class B ordinary shares agreed to waive such adjustment with respect to the specified future issuance at the time thereof. We cannot determine at this time whether a majority of the holders of the Class B ordinary shares at the time of any such specified future issuance would agree to waive such adjustment to the conversion ratio. They may waive such adjustment due to (but not limited to) the following: (i) closing conditions which are part of the agreement for the Business Combination; (ii) negotiation with Class A shareholders on structuring the Business Combination; (iii) negotiation with parties providing financing which would trigger the anti-dilution provisions of the Class B ordinary shares; or (iv) as part of the Affiliated Joint Acquisition. If such adjustment is not waived, the specified future issuance would not reduce the percentage ownership of holders of the Class B ordinary shares, but would reduce the percentage ownership of holders of the Class A ordinary shares. If such adjustment is waived, the specified future issuance would reduce the percentage ownership of holders of both classes of the Ordinary Shares. The issuance of any securities in connection with a financing provided by an affiliate of ours relating to an Affiliated Joint Acquisition will not result in such an adjustment to the conversion ratio of the Class B ordinary shares.

We anticipate structuring the Business Combination either (i) in such a way so that the post-Business Combination company in which the Public Shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-Business Combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders, or for other reasons, including an Affiliated Joint Acquisition as described above. However, we will only complete the Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-Business Combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post-Business Combination company, depending on valuations ascribed to the target and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to the Business Combination could own less than a majority of our issued and outstanding shares subsequent to the Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-Business Combination company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. If the Business Combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the Business Combination for purposes of a tender offer or for seeking shareholder approval, as applicable.

We do not believe we will need to raise additional funds in order to meet our anticipated operating expenses. However, if our estimates of the costs of identifying a target business, undertaking due diligence and negotiating the Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to the Business Combination. Moreover, we may need to obtain additional financing either to complete the Business Combination or because we become obligated to redeem a significant number of the Public Shares upon completion of the Business Combination, in which case we may issue additional securities or incur debt in connection with the Business Combination. In addition, we are targeting businesses with enterprise values that are greater than we could acquire with the net proceeds of the Initial Public Offering and the Private Placement and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy redemptions by Public Shareholders, we may be required to seek additional financing to complete such proposed Business Combination. We may also obtain financing prior to the closing of the Business Combination to fund our working capital needs and transaction costs in connection with our search for and completion of the Business Combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with the Business Combination, including pursuant to any forward purchase agreements or backstop agreements we may enter into. Any such additional financing may cause material dilution to the Public Shareholders. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of the Business Combination. If we are unable to complete the Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

We have until the end of the Combination Period to consummate the Business Combination. If we anticipate that we may be unable to consummate the Business Combination within the Combination Period, we may seek shareholder approval to amend the Memorandum and Articles to extend the date by which we must consummate the Business Combination. There is no limit on the number of extensions that we may seek; however, subject to the facts and circumstances at the relevant time with respect to any potential Business Combination, we do not expect to extend the time period to consummate our Business Combination beyond 36 months from the closing of the Initial Public Offering. If we seek shareholder approval for an extension, holders of Public Shares will be offered an opportunity to vote on the extension and to redeem their Public Shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (less taxes paid and payable), divided by the number of then issued and outstanding Public Shares, subject to applicable law. If we determine not to or are unable to extend the time period to consummate the Business Combination, the Sponsor’s investment in the Founder Shares and the Private Placement Shares will be worthless.

Potential Additional Financing

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of the Business Combination (which may include a specific future issuance), and we may effectuate the Business Combination using the proceeds of such offering rather than using the amounts held in the Trust Account. In addition, we intend to target businesses larger than we could acquire with the net proceeds of the Initial Public Offering and the Private Placement, and may as a result be required to seek additional financing to complete such proposed Business Combination. Any such additional financing may cause material dilution to the Public Shareholders. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of the Business Combination. In the case of the Business Combination being funded with assets other than the Trust Account assets, our proxy materials or tender offer documents disclosing the Business Combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately, including pursuant to any specific future issuance, or through loans in connection with the Business Combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Our Business Combination Process

In evaluating prospective business combinations, we conduct a thorough due diligence review that encompasses, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), inspection of facilities and assets to the extent possible, document reviews, as well as a review of financial, operational, legal and other information which is made available to us and which we deem appropriate. We utilize our expertise and the Sponsor’s expertise in analyzing and evaluating companies and their potential financial performance.

We expect to encounter intense competition from other entities, including private investors (which may be individuals, investment partnerships or other entities), other SPACs and other entities seeking to acquire businesses with characteristics similar to those described herein. In recent years, the number of SPACs that have been formed has increased substantially. Because there are more SPACs seeking to enter into Business Combinations with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms, which could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate the Business Combination.

We are not prohibited from pursuing the Business Combination with a business that is affiliated with Cantor or its affiliates, the Sponsor or our officers or directors, including an Affiliated Joint Acquisition. In the event we seek to complete the Business Combination with a business that is affiliated with Cantor or its affiliates, the Sponsor or our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions that the Business Combination is fair to our shareholders from a financial point of view.

The Sponsor has agreed to lend us up to $1,500,000 pursuant to the Sponsor Note in connection with each Redemption Event such that an amount equal to $0.15 per Public Share being redeemed in connection with the applicable Redemption Event will be added to the Trust Account and paid to the holders of the applicable redeemed Public Shares on such Redemption Event. The Sponsor Note does not bear interest and will be repaid by us at the closing of the Business Combination. If we are unable to consummate the Business Combination, the Sponsor Note would be repaid only out of funds held outside of the Trust Account.

Cantor is the beneficial owner of the Founder Shares and the Private Placement Shares by virtue of its ownership of the Sponsor and members of our management team may have an indirect ownership interest in some of such securities. Because of such ownership and interests, Cantor, and any of our officers and directors who have an ownership interest in or are employed by Cantor, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate the Business Combination. The low price that the Sponsor paid for the Founder Shares (approximately $0.01 per share) creates an incentive whereby the Sponsor could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for the Public Shareholders.

If we are unable to complete the Business Combination by the end of the Combination Period, the Founder Shares and Private Placement Shares may be worthless except to the extent the holders thereof receive liquidating distributions from assets outside the Trust Account, which could create an incentive for the Sponsor and our executive officers and directors who have an ownership interest in or are employed by Cantor to complete a transaction, even if we select an acquisition target that subsequently declines in value and is unprofitable for the Public Shareholders. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to the Business Combination.

All of our officers are employed by Cantor or its affiliates. Cantor is continuously made aware of potential business opportunities, one or more of which we may desire to pursue for the Business Combination. While Cantor does not have any duty to offer acquisition opportunities to us, Cantor may become aware of a potential transaction that is an attractive opportunity for us, which Cantor may decide to share with us.

The Sponsor, our officers and directors, Cantor and their affiliates may sponsor, form or participate in the formation of, or become an officer or director of, invest or otherwise become affiliated with, other blank check companies, including in connection with their Business Combinations, or may pursue other business or investment ventures, even prior to us entering into a definitive agreement for the Business Combination or completing the Business Combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing the Business Combination. In particular, certain of our executive officers and directors also serve as executive officers or directors of other active Cantor SPACs, which Cantor SPACs are focused on searching for businesses in industries similar to the industries in which our search is focused. The active Cantor SPACs may compete with us for Business Combination opportunities. If any active Cantor SPAC decides to pursue any such opportunity, we may be precluded from pursuing such opportunity.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity, including Cantor SPACs or to clients of Cantor or other affiliates of the Sponsor or our officers or directors, subject to their fiduciary duties under Cayman Islands law. Accordingly, they may have conflicts of interest in determining to which entity a particular Business Combination opportunity should be presented. The Memorandum and Articles provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. For example, a Business Combination opportunity may be suitable for another Cantor SPAC and us and our officers and directors who are officers and directors of such other Cantor SPAC may, subject to their fiduciary duties under Cayman Islands law, choose to direct such opportunity to such other Cantor SPAC before presenting it to us, meaning we could find less suitable acquisition opportunities and could limit our ability to find a business combination that we find attractive. However, based on the existing relationships of the Sponsor and our directors and officers, the fact that we may consummate a Business Combination with a target in a wide range of industries, as well as the experiences of certain of our directors and officers and affiliates of the Sponsor with prior Cantor SPACs, we do not believe that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete the Business Combination.

Additionally, the personal and financial interests of our directors and executive officers may influence their motivation in timely identifying and pursuing the Business Combination or completing the Business Combination. The different timelines of competing Business Combination opportunities could cause our directors and executive officers to prioritize one Business Combination opportunity over another Business Combination opportunity even if the latter opportunity was with a more financially stable target. For example, if two targets are being evaluated by our management team, one of which has a better risk or financial stability profile for the Public Shareholders but may take a longer time to diligence and complete the Business Combination process, our management team may decide to choose what they believe to be the quicker and more certain Business Combination despite its less favorable risk or financial stability profile for the Public Shareholders, as the members of our management team that have a financial interest in us would not receive any financial benefit from such interest unless we consummated the Business Combination. Additionally, if members of our management team form other SPACs with similar investment objectives as ours or pursue other business or investment ventures during the period in which we are seeking the Business Combination, the consideration to be paid, terms, conditions and timing relating to the Business Combinations of such other SPACs or of the activities of such other ventures, and the level of attention paid by members of our management team to them versus the level of attention paid to us, may conflict in a way that is unfavorable to us. Consequently, our directors’ and executive officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular Business Combination opportunity are appropriate and in our shareholders’ best interest, which could negatively impact the timing for the Business Combination.

In order to minimize potential conflicts of interest which may arise from multiple affiliations with SPACs sponsored by affiliates of Cantor, unless a Business Combination opportunity is expressly offered to us or to one of our directors or officers solely in his or her capacity as our director and/or officer and such opportunity is one we are permitted to undertake and would otherwise be reasonable for us to pursue, subject to their other legal obligations, we expect that our officers and directors who are also officers and/or directors of other Cantor SPACs will present suitable target businesses to us and the other Cantor SPACs based on which Cantor SPAC went public first and taking into account any contractual restrictions applicable to each such Cantor SPAC and other reasonable considerations (such as the amount in trust of each applicable Cantor SPAC at such time, whether the Business Combination opportunity is possible or suitable for a Cantor SPAC to pursue, and whether the Business Combination with such target business can realistically be consummated in the time remaining for each such Cantor SPAC).

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed the Business Combination. The amount of time that any member of our management team devotes in any time period will vary based on whether a target business has been selected for the Business Combination and the current stage of the Business Combination process.

We believe our management team’s operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets.

Status as a Public Company

We believe our structure makes us an attractive Business Combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a Business Combination with us. Following the Business Combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In the Business Combination with us, the owners of the target business may, for example, exchange their shares in the target business for Class A ordinary shares (or shares of a new holding company) or for a combination of Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers.

Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process may take a significantly longer period of time than the typical Business Combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with a Business Combination with us.

Furthermore, once a Business Combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following the Business Combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our obligation to seek shareholder approval of certain Business Combination structures and our obligation to provide our shareholders a redemption right, negatively.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find the Public Shares less attractive as a result, there may be a less active trading market for the Public Shares and the prices of the Public Shares may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following August 14, 2029, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of the Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of the Ordinary Shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceed $100 million during such completed fiscal year and the market value of the Ordinary Shares held by non-affiliates exceeds $700 million as of the prior June 30.

In addition, prior to the consummation of the Business Combination only holders of the Class B ordinary shares will have the right to vote on the appointment or removal of directors. As a result, Nasdaq considers us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, group or another company is a “controlled company” and may elect to utilize exemptions from certain of Nasdaq’s corporate governance requirements. We have utilized, and will continue to utilize, one or more of these exemptions, including that we will not select director nominees through either (i) a vote solely of independent directors, or (ii) a nominations committee comprised solely of independent directors.

Financial Position

With funds available for the Business Combination in the amount of approximately $102.0 million as of December 31, 2024, based on the balance of the Trust Account as of such date, and which is subject to our right to withdraw interest from the Trust Account to pay any taxes, and which is subject to reduction for payment of the Marketing Fee of $3,500,000, fees and expenses associated with the Business Combination and redemptions by the Public Shareholders, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete the Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting the Business Combination

We are not presently engaged in, and we will not engage in, any operations other than the pursuit of the Business Combination, at which point we will engage in the business of the target we acquire in the Business Combination. We intend to effectuate the Business Combination using (i) cash remaining in the Trust Account at the time of the Business Combination from the net proceeds of the Initial Public Offering and the Private Placement, (iii) the net proceeds from the sale, if any, of our securities in connection with the Business Combination, (iv) shares issued to the owners of the target, (v) the net proceeds from debt issued to bank or other lenders or the owners of the target, or (vi) a combination of the foregoing. We may seek to complete the Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If the Business Combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with the Business Combination or used for redemptions of Public Shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-Business Combination company, the payment of principal or interest due on indebtedness incurred in completing the Business Combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt (including convertible debt) or equity securities in connection with the completion of the Business Combination (which may include a specified future issuance), and we may effectuate the Business Combination using the proceeds of such offering rather than using the funds released to us from the Trust Account. In addition, we are targeting businesses larger than we could acquire with the net proceeds of the Initial Public Offering and the Private Placement, and may as a result be required to seek additional financing to complete the Business Combination. Any such additional financing may cause material dilution to the Public Shareholders. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of the Business Combination. If the Business Combination is funded with assets other than the Trust Account assets, our proxy materials or tender offer documents disclosing the Business Combination will disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately, including pursuant to any specified future issuance, or through loans in connection with the Business Combination. At this time, other than in respect of the Sponsor Note, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

Target businesses are brought to our attention from various sources, both on a solicited and unsolicited basis, and through contacts of our officers and directors, as well as the Sponsor and its affiliates.

While we have not engaged the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds released to us from the Trust Account. In no event, however, will the Sponsor or any of our existing officers or directors, or any entity with which the Sponsor or our existing officers or directors are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by us prior to or in connection with any services rendered in order to effectuate the completion of the Business Combination (regardless of the type of transaction that it is) other than as described herein. Some of our officers and directors may enter into employment or consulting agreements with the post-Business Combination company following the Business Combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of the Business Combination candidate.

We may, at our option, pursue an Affiliated Joint Acquisition. We do not expect that we would pursue any such opportunity with a Cantor SPAC. Any such parties would co-invest only if (i) permitted by applicable regulatory and other legal limitations; (ii) we and Cantor considered a transaction to be mutually beneficial to us as well as the affiliated entity; and (iii) other business reasons exist to do so, such as the strategic merits of including such co-investors, the need for additional capital beyond the amount held in the Trust Account to fund the Business Combination and/or the desire to obtain committed capital for closing the Business Combination.

Selection of a Target Business and Structuring of the Business Combination

So long as we maintain a listing for the Public Shares on Nasdaq, we must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding taxes payable on the interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with the Business Combination. The Board will make the determination as to the fair market value of the target company in the Business Combination. If the Board is not able to independently determine the fair market value of the target company in the Business Combination, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that the Board will not be able to make an independent determination of the fair market value of the target company in the Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, the Business Combination must be approved by a majority of our independent directors. If we are no longer listed on Nasdaq, we would not be required to satisfy the above-referenced fair market value test. We do not intend to purchase multiple businesses in unrelated industries in conjunction with the Business Combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate the Business Combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete the Business Combination in which we own or acquire 50% or more of the issued and outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-Business Combination company is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. There is no basis for our shareholders to evaluate the possible merits or risks of any target business with which we may ultimately complete the Business Combination.

To the extent we complete the Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure our shareholders that we will properly ascertain or assess all significant risk factors.

In evaluating prospective target businesses, we conduct, and expect to continue to conduct, a thorough due diligence review, which encompasses, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that is made available to us.

We have engaged CF&Co. pursuant to the BCMA as an advisor in connection with the Business Combination to assist us in holding meetings with our shareholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities and assist us with our press releases and public filings in connection with the Business Combination. We will pay the Marketing Fee to CF&Co. upon the consummation of the Business Combination. In addition, we may engage CF&Co., or another affiliate of the Sponsor, as a financial advisor in connection with the Business Combination and/or placement agent for any securities offering to occur concurrently with the Business Combination and pay such affiliate a customary financial advisory and/or placement agent fee in an amount that constitutes a market standard financial advisory or placement agent fee for comparable transactions. Furthermore, we may acquire a target company that has engaged CF&Co., or another affiliate of the Sponsor, as a financial advisor, and such target company may pay such affiliate a financial advisory fee in connection with the Business Combination.

Any costs incurred with respect to the identification and evaluation of a prospective target business with which the Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of the Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete Business Combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we are focusing our search for the Business Combination in a single industry. By completing the Business Combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after the Business Combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting the Business Combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company.

Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of the Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following the Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to the Business Combination. Moreover, we cannot assure our shareholders that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

Shareholders May Not Have the Ability to Approve the Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by applicable law or stock exchange listing requirements, or we choose to seek shareholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of Business Combinations we may consider and whether shareholder approval is currently required under Cayman Islands law for each such transaction.

Type of Transaction	Whether Shareholder Approval is Required

Purchase of assets	No

Purchase of stock, shares or other equity interests of target not involving a merger with the company	No

Merger of target into a subsidiary of the company	No

Merger of the company with a target	Yes

So long as we maintain a listing for the Class A ordinary shares on Nasdaq, shareholder approval would be required for the Business Combination if, for example:

●	we issue Class A ordinary shares that will be equal to or in excess of 20% of the number of Class A ordinary shares then issued and outstanding (other than in a public offering);

●	any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of Ordinary Shares could result in an increase in issued and outstanding Ordinary Shares or voting power of 5% or more; or

●	the issuance or potential issuance of Ordinary Shares will result in our undergoing a change of control.

Permitted Purchases of Ordinary Shares

If we seek shareholder approval of the Business Combination and we do not conduct repurchases in connection with the Business Combination pursuant to the tender offer rules, the Sponsor and our directors or officers or any their respective affiliates may purchase Public Shares in privately negotiated transactions or in the open market either prior to or following the completion of the Business Combination. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of the Public Shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. Additionally, at any time at or prior to the Business Combination, subject to applicable securities laws (including with respect to material non-public information), the Sponsor, our directors or officers or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire Public Shares or to not elect to have their Public Shares redeemed. There is no limit on the number of Public Shares that the Sponsor or our directors or officers or any of their respective affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions.

In the event the Sponsor or any of our directors or officers or any of their respective affiliates determine to make any such purchases at the time of a shareholder vote relating to the Business Combination, such purchases could have the effect of allowing us to complete such Business Combination where it would not otherwise be able to be accomplished. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed in accordance with applicable law or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the Trust Account will be used to purchase Public Shares in such transactions prior to completion of the Business Combination.

The purpose of any such purchases of Public Shares could be to reduce the number of Public Shares being submitted for redemption or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of Public Shares may result in the completion of the Business Combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of the Class A ordinary shares may be reduced and the number of beneficial holders of the Public Shares may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of the Public Shares on Nasdaq.

The Sponsor, our officers or directors and/or any of their respective affiliates anticipate that they may identify the shareholders with whom the Sponsor, our officers or directors and/or any of their respective affiliates anticipate may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders following our mailing of proxy materials in connection with the Business Combination. To the extent that the Sponsor, our officers or directors and/or any of their respective affiliates anticipate entering into private purchase agreements, they would identify and contact only potential selling shareholders who have elected to have their Public Shares redeemed for a pro rata share of the Trust Account or those who have voted against the Business Combination, whether or not such shareholder has already submitted a proxy with respect to the Business Combination. Such persons would select the shareholders from whom they intend to acquire Public Shares based on the number of Public Shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of any such purchase agreement. Any such purchases shall be effected at a price per Public Shares no higher than the amount per share a Public Shareholder would receive if it elected to have its Public Shares redeemed in connection with the Business Combination. The Sponsor, our officers or directors and/or any of their respective affiliates anticipate they will purchase Public Shares only if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Additionally, in the event the Sponsor, our officers or directors and/or any of their respective affiliates were to purchase Public Shares from Public Shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act to the extent such Rule is applicable including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for the Business Combination would disclose the possibility that the Sponsor, our officers or directors and/or any of their respective affiliates anticipate they may purchase Public Shares from Public Shareholders outside the redemption process, along with the purpose of such purchases;

●	if the Sponsor, our officers or directors and/or any of their respective affiliates were to purchase Public Shares from Public Shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for the Business Combination would include a representation that any of the Public Shares purchased by the Sponsor, our officers or directors and/or any of their respective affiliates would not be voted in favor of approving the Business Combination;

●	the Sponsor, our officers or directors and/or any of their respective affiliates would either not possess any redemption rights with respect to such Public Shares or they would waive such rights; and

●	we would disclose in a Form 8-K filed prior to our shareholders’ meeting to approve the Business Combination the following items, to the extent material:

o	the amount of Public Shares purchased outside of the redemption offer by the Sponsor, our officers or directors and/or any of their respective affiliates, along with the average purchase price;

o	the purpose of the purchases by the Sponsor, our officers or directors and/or any of their respective affiliates;

o	the impact, if any, of the purchases by the Sponsor, our officers or directors and/or any of their respective affiliates on the likelihood that the Business Combination will be approved at the shareholders’ meeting;

o	the identities of our shareholders who sold to the Sponsor, our officers or directors and/or any of their respective affiliates (if not purchased on the open market) or the nature of our shareholders (e.g., 5% shareholders) who sold to the Sponsor, our officers or directors and/or any of their respective affiliates; and

o	the number of Public Shares for which we have received redemption requests pursuant to our redemption offer as of a date shortly prior to the filing date of the Form 8-K.

Redemption Rights for Public Shareholders upon Completion of the Business Combination

We will provide the Public Shareholders with the opportunity, regardless of whether they abstain, vote for or vote against the Business Combination, to redeem all or a portion of their Public Shares upon the completion of the Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then issued and outstanding Public Shares, subject to the limitations described herein. As of December 31, 2024, the redemption price was approximately $10.35 per Public Share (inclusive of $0.15 per Public Share to be funded pursuant to the Sponsor Note). The Sponsor and our officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares, Private Placement Shares and any Public Shares held by them in connection with the completion of the Business Combination.

Manner of Conducting Redemptions

We will provide the Public Shareholders with the opportunity, regardless of whether they abstain, vote for or vote against, the Business Combination, to redeem all or a portion of their Public Shares upon the completion of the Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the Business Combination and whether the terms of the Business Combination would require us to seek shareholder approval under applicable law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock or share purchases would not typically require shareholder approval while direct mergers with us where we do not survive and any transactions where we issue more than 20% of our issued and outstanding Ordinary Shares or seek to amend the Memorandum and Articles would require shareholder approval. If we structure the Business Combination with a target company in a manner that requires shareholder approval, we will not have discretion as to whether to seek a shareholder vote to approve the proposed Business Combination.

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by applicable law or stock exchange listing requirements or we choose to seek shareholder approval for business or other legal reasons. So long as we obtain and maintain a listing for the Class A ordinary shares on Nasdaq, we will be required to comply with such rules.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to the Memorandum and Articles:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E under the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing the Business Combination which contain substantially the same financial and other information about the Business Combination and the redemption rights as is required under Regulation 14A under the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of the Business Combination, we or the Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Public Shares in the open market if we elect to redeem the Public Shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete the Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on Public Shareholders not tendering more than a specified number of Public Shares which are not purchased by the Sponsor, which number will be based on the requirement that we may only redeem the Public Shares so long as our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of the Business Combination and after payment of underwriters’ fees and commissions or on any greater net tangible asset or cash requirement which may be contained in the agreement relating to the Business Combination. If Public Shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the Business Combination.

If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to the Memorandum and Articles:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A under the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of the Business Combination, we will distribute proxy materials and, in connection therewith, provide the Public Shareholders with the redemption rights described above upon completion of the Business Combination.

If we seek shareholder approval of the Business Combination, we will complete the Business Combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. A quorum for such meeting will consist of the holders of a majority of the then issued and outstanding Ordinary Shares (whether in person or by proxy). Any Ordinary Shares held by the Sponsor and our directors and officers will count toward this quorum. Pursuant to the letter agreement, the Sponsor and our officers and directors have agreed, subject to applicable securities laws, to vote their Founder Shares, Private Placement Shares and Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the Business Combination (except that any Public Shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the Business Combination). For purposes of seeking approval of the majority of our issued and outstanding Ordinary Shares voted, non-votes will have no effect on the approval of the Business Combination once a quorum is obtained. As a result, in addition to the Founder Shares and Private Placement Shares, we would need only 3,600,001, or 36.0%, of the 10,000,000 Public Shares (assuming all issued and outstanding Ordinary Shares are voted at the meeting) and only 400,001, or 4.0%, of the 10,000,000 Public Shares (assuming a minimum number of Ordinary Shares to achieve a quorum are voted at the meeting) to be voted in favor of the Business Combination in order to have the Business Combination approved. However, if the Business Combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of the Business Combination will require a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by the shareholders of the issued shares present in person or represented by proxy and entitled to vote on such matter at a general meeting of the company. We intend to give not less than 20 days prior written notice of any such meeting as is required by applicable securities laws, while also complying with notice requirements of the Memorandum and Articles and Cayman Islands law, at which a vote shall be taken to approve the Business Combination. These quorum and voting thresholds, and the voting agreements of the Sponsor and our directors and officers, may make it more likely that we will consummate the Business Combination. Each Public Shareholder may elect to redeem its Public Shares irrespective of whether they vote for or against the proposed Business Combination, or if they vote at all.

The Memorandum and Articles provide that we may only redeem the Public Shares so long as our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of the Business Combination and after payment of underwriters’ fees and commissions or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the Business Combination. For example, the proposed Business Combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes, or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed Business Combination. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any Public Shares, and all Public Shares submitted for redemption will be returned to the holders thereof, and we may instead search for an alternate Business Combination.

Limitation on Redemption upon Completion of the Business Combination if we Seek Shareholder Approval

Notwithstanding the foregoing, if we seek shareholder approval of the Business Combination and we do not conduct repurchases in connection with the Business Combination pursuant to the tender offer rules, the Memorandum and Articles provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 25% of the Public Shares (the “Excess Shares”). We believe this restriction will discourage Public Shareholders from accumulating large blocks of Public Shares, and subsequent attempts by such Public Shareholders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our management to purchase their Public Shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Shareholder holding more than an aggregate of 25% of the Public Shares could threaten to exercise its redemption rights if such Public Shareholder’s Public Shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our Public Shareholders’ ability to redeem no more than 25% of the Public Shares without our prior consent, we believe we will limit the ability of a small group of Public Shareholders to unreasonably attempt to block our ability to complete the Business Combination, particularly in connection with the Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting the Public Shareholders’ ability to vote all of their Public Shares (including Excess Shares) for or against the Business Combination.

Tendering Share Certificates in Connection with Redemption Rights

We may require Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the Business Combination in the event we distribute proxy materials, or to deliver their Public Shares to the transfer agent electronically using the DWAC System, at the holder’s option. The proxy materials that we will furnish to holders of the Public Shares in connection with the Business Combination will indicate whether we are requiring Public Shareholders to satisfy such delivery requirements. Accordingly, a Public Shareholder would have up to two business days prior to the vote on the Business Combination if we distribute proxy materials to tender its Public Shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their Public Shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the Public Shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require Public Shareholders seeking to exercise redemption rights to tender their Public Shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem Public Shares, once made, may be withdrawn with our consent at any time up to the date of the general meeting set forth in our proxy materials. Furthermore, if a holder of a Public Share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to Public Shareholders electing to redeem their Public Shares will be distributed promptly after the completion of the Business Combination.

If the Business Combination is not approved or completed for any reason, then Public Shareholders who elected to exercise their redemption rights would not be entitled to redeem their Public Shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by Public Shareholders who elected to redeem their Public Shares.

If the proposed Business Combination is not completed, we may continue to try to complete the Business Combination with a different target during the Combination Period.

Redemption of Public Shares and Liquidation if no Business Combination

The Memorandum and Articles provides that we will have until the end of the Combination Period to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period and we do not seek shareholder approval to amend the Memorandum and Articles to extend the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and the Board, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor and our officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares or Private Placement Shares held by them if we fail to complete the Business Combination by the end of the Combination Period. However, if the Sponsor or our officers or directors acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete the Business Combination by the end of the Combination Period.

The Sponsor and our officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to the Memorandum and Articles (i) to modify the substance or timing of our obligation to allow redemptions in connection with the Business Combination or to redeem 100% of the Public Shares if we do not complete the Business Combination by the end of the Combination Period or (ii) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity, unless we provide the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes divided by the number of then issued and outstanding Public Shares.

If we do not consummate the Business Combination by the end of the Combination Period, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from any amounts held outside of the Trust Account, although we cannot assure our shareholders that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the Trust Account to pay any tax obligations we may owe. If those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, we may not request the trustee to release to us any accrued interest in the Trust Account to pay those costs and expenses.

If we were to expend all of the net proceeds of the Initial Public Offering and the Private Placement, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by Public Shareholders upon our dissolution would be approximately $10.35 per share as of December 31, 2024 (inclusive of $0.15 per share to be funded pursuant to the Sponsor Note and which amount takes into account our estimate of the amount that may be withdrawn to pay our taxes (other than Excise Tax)). The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of the Public Shareholders. We cannot assure the Public Shareholders that the actual per-share redemption amount received by Public Shareholders will not be substantially less than $10.35. While we intend to pay such amounts, if any, we cannot assure the Public Shareholders that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of the Public Shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Withum, our independent registered public accounting firm, and the underwriters of the Initial Public Offering, did not, or will not, execute agreements with us waiving such claims to the monies held in the Trust Account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. The Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm and the underwriters of the Initial Public Offering) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the redemption amount to below the lesser of (i) the sum of (A) $10.00 per Public Share and (B) $0.15 per redeemed Public Share pursuant to the funding of the Sponsor Note in connection with a Redemption Event and (ii) the sum of (A) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less interest released to pay taxes, and (B) $0.15 per redeemed Public Share pursuant to the Sponsor Note, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked the Sponsor to reserve for such indemnification obligations, nor have we independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of our company. Therefore, we cannot assure our shareholders that the Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and the Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against the Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against the Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked the Sponsor to reserve for such indemnification obligations and we cannot assure our shareholders that the Sponsor would be able to satisfy those obligations. Accordingly, we cannot assure our Public Shareholders that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.15 per Public Share.

We will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. The Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We have access to the amounts held outside of the Trust Account of $25,000 as of December 31, 2024 with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from the Trust Account could be liable for claims made by creditors.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the Trust Account, we cannot assure our Public Shareholders we will be able to return $10.15 per share to the Public Shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by our shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all of the amounts received by our shareholders. Furthermore, the Board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure our shareholders that claims will not be brought against us for these reasons.

The Public Shareholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) the completion of the Business Combination, (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend any provisions of the Memorandum and Articles (A) to modify the substance or timing of our obligation to allow redemption in connection with the Business Combination or to redeem 100% of the Public Shares if we do not complete the Business Combination by the end of the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity, and (iii) the redemption of all of the Public Shares if we are unable to complete the Business Combination by the end of the Combination Period, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with the Business Combination, a Public Shareholder’s voting in connection with the Business Combination alone will not result in a Public Shareholder redeeming its Public Shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights as described above. These provisions of the Memorandum and Articles, like all provisions of the Memorandum and Articles, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for the Business Combination, we have encountered, and expect to continue to encounter, competition from other entities. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing a Business Combination with a target business. Furthermore, our obligation to pay cash to the Public Shareholders who exercise their redemption rights may reduce the cash available to us for the Business Combination. This may place us at a competitive disadvantage in successfully entering into an agreement with a target business for the Business Combination.

Employees

We currently have two executive officers and no employees. Our executive officers are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed the Business Combination. The amount of time our officers devote in any time period varies based on the stage of the Business Combination process we are in. We do not intend to have any full time employees prior to the completion of the Business Combination.

Periodic Reporting and Financial Information

We have registered the Public Shares under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contain financial statements audited and reported on by our independent registered public accountants.

In connection with the Business Combination, we will provide our shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer materials sent to our shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, U.S. GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may acquire in the Business Combination because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete the Business Combination within the Combination Period. We cannot assure our shareholders that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with U.S. GAAP or IFRS or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2025 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any Business Combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register the Public Shares under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of the Business Combination.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following August 14, 2029, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of the Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 1A.  Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, the following is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

●	We are a blank check company and an early stage company with no operating history or revenue or basis to evaluate our ability to select a suitable target business for the Business Combination.

●	We may not be able to select an appropriate target business or businesses and complete the Business Combination in the Combination Period.

●	Our expectations around the performance of a prospective target business or businesses may not be realized.

●	We may not be successful in retaining or recruiting officers, key employees or directors following the Business Combination.

●	Our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving the Business Combination.

●	We may not be able to obtain additional financing to complete the Business Combination.

●	We may issue Class A ordinary shares to investors in connection with the Business Combination at a price that is less than the prevailing market price of the Public Shares at that time.

●	The Public Shareholders may not be afforded an opportunity to vote on the Business Combination.

●	The funds in the Trust Account may not be protected against third party claims or bankruptcy.

●	An active trading market for the Public Shares may not develop and the Public Share may have limited liquidity and trading.

●	Members of our management team and the Board have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons, as well as our affiliates, have been, may be, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. The defense or prosecution of these matters could be time-consuming and could divert our management’s attention, and may have an adverse effect on us, which may impede our ability to consummate the Business Combination.

●	There may be more competition to find an attractive target for the Business Combination, which could increase the costs associated with completing the Business Combination and may even result in our inability to find a suitable target or to consummate the Business Combination.

●	We may attempt to simultaneously complete the Business Combination with multiple prospective targets, which may hinder our ability to complete the Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

●	In addition to the BCMA, we may engage CF&Co., or another affiliate of the Sponsor, as a financial advisor in connection with the Business Combination and/or placement agent for any securities offering to occur concurrently with the Business Combination and pay such affiliate a customary financial advisory and/or placement agent fee in an amount that constitutes a market standard financial advisory or placement agent fee for comparable transactions. Furthermore, we may acquire a target company that has engaged CF&Co., or another affiliate of the Sponsor, as a financial advisor. Any fee in connection with such engagement may be conditioned upon the completion of such transactions. This financial interest in the completion of such transactions may influence the advice such affiliate provides.

●	We may attempt to complete the Business Combination with a private company about which little information is available, which may result in the Business Combination with a company that is not as profitable as we suspected, if at all.

●	Since the Sponsor will lose its entire investment in us if the Business Combination is not completed (other than with respect to any Public Shares it may acquire during or after the Initial Public Offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for the Business Combination.

●	The nominal purchase price paid by the Sponsor for the Founder Shares may result in significant dilution to the implied value of the Public Shares upon the consummation of the Business Combination and the Sponsor is likely to make a substantial profit on its investment in us in the event we consummate the Business Combination, even if the Business Combination causes the trading price of the Public Shares to materially decline.

●	The value of the Founder Shares following completion of the Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of the Public Shares at such time is substantially less than $10.00 per share.

●	Resources could be wasted in researching Business Combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed the Business Combination by the end of the Combination Period, the Public Shareholders may receive only approximately $10.35 per share as of December 31, 2024 (inclusive of $0.15 per share to be funded pursuant to the Sponsor Note and which amount takes into account our estimate of the amount that may be withdrawn to pay our taxes (other than Excise Tax)) and is subject to our right to withdraw interest from the Trust Account to pay any additional taxes (other than Excise Tax)) or less than such amount in certain circumstances, on the liquidation of the Trust Account.

●	Our search for the Business Combination, and any target business with which we may ultimately consummate the Business Combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and the conflict in the Middle East.

●	Military or other conflicts in Ukraine, the Middle East or elsewhere and other disruptions to the equity or debt capital markets, including as a result of inflation in the United States and elsewhere, may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate the Business Combination.

●	There may be fewer attractive targets available for acquisition due to the increased number of SPACs that have gone public in recent years and there may be more competition for attractive targets. This could increase the cost of the Business Combination and could even result in our inability to find a target or to consummate the Business Combination.

●	Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations or our prospects.

●	We may not be able to complete a Business Combination that may be subject to regulatory review and approval requirements, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States, or that may be ultimately prohibited.

●	If the Business Combination involves a company organized under the laws of a state of the United States, it is possible that Excise Tax will be imposed on us in connection with redemptions of the Public Shares after or in connection with the Business Combination.

For additional risks relating to our operations, other than as set forth above, see the section titled “Risk Factors” contained in the Registration Statement. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate the Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

As a blank check company, we do not have any operations and our sole business activity has been to search for and consummate the Business Combination. However, because we depend on the digital technologies of third parties, we and third parties may be subject to attacks on or security breaches in our or their systems. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose.

The Board and the Audit Committee oversee risk for us and are generally responsible for the oversight of risks from cybersecurity threats. Our management will promptly report to the Board and the Audit Committee any cybersecurity incidents impacting us and the measures that may be taken to mitigate such incidents. In the event of a cybersecurity incident, we intend to follow an incident response plan, which outlines the steps to be followed from incident identification, mitigation, recovery and notification to legal counsel and the Board and the Audit Committee. It is possible that the occurrence of any cybersecurity incidents, or a combination of them, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data and could have a material adverse effect on our business, financial condition or reputation. We have not encountered any cybersecurity incidents since the Initial Public Offering.

Item 2. Properties.

Our executive offices are located at 110 East 59th Street, New York, NY 10022, and our telephone number is (212) 938-5000. The cost for our use of this space is included in the $10,000 per month fee we pay to the Sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

The Public Shares are traded on Nasdaq under the symbol “CEP.” The Public Shares commenced public trading on August 13, 2024.

(b)	Holders

On March 28, 2025, there were two (2) holders of record of Class A ordinary shares and one (1) holder of record of Class B ordinary shares.

(c)	Dividends

We have not paid any cash dividends on the Ordinary Shares to date and do not intend to pay cash dividends prior to the completion of the Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of the Business Combination. The payment of any cash dividends subsequent to the Business Combination will be within the discretion of the Board at such time. In addition, the Board is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with the Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Use of Proceeds from the Initial Public Offering

On August 14, 2024, we consummated the Initial Public Offering of 10,000,000 Class A ordinary shares, at a purchase price of $10.00 per share, generating gross proceeds of $100,000,000.

A total of $100,000,000 of the proceeds from the Initial Public Offering and the Private Placement was placed in the Trust Account maintained by Continental, acting as trustee. The funds in the Trust Account were initially held in an account at J.P. Morgan Chase Bank, N.A. and on August 15, 2024, were transferred to an account at CF Secured, an affiliate of the Sponsor. The Trust Account may be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, or held as cash or cash items (including in demand deposit accounts) at a bank as determined by us, until the earlier of: (i) the completion of the Business Combination and (ii) the distribution of the Trust Account as described herein.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the fourth quarter of the fiscal year covered by the Report.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements in this Item regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements for the purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Report are based on our current expectations and beliefs of our management, as well as assumptions made by, and information currently available to, our management. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.

All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this section.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Overview

We are a blank check company incorporated in the Cayman Islands on November 11, 2020 for the purpose of effecting the Business Combination. The Sponsor is Cantor EP Holdings, LLC.

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

The Registration Statement for the Initial Public Offering became effective on August 12, 2024. On August 14, 2024, we consummated the Initial Public Offering of 10,000,000 Class A ordinary Shares, at a purchase price of $10.00 per share, generating gross proceeds of $100,000,000.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 300,000 Private Placement Shares at a price of $10.00 per share to the Sponsor in the Private Placement, generating gross proceeds of $3,000,000.

Following the closing of the Initial Public Offering and the Private Placement on August 14, 2024, an amount of $100,000,000 ($10.00 per share) from the net proceeds of the Initial Public Offering and the Private Placement was placed in the Trust Account located in the United States with Continental acting as trustee. The funds in the Trust Account were initially held in an account at J.P. Morgan Chase Bank, N.A. and on August 15, 2024, were transferred to an account at CF Secured, an affiliate of the Sponsor. The Trust Account may be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, or held as cash or cash items (including in demand deposit accounts) at a bank as determined by us, until the earlier of: (i) the completion of the Business Combination and (ii) the distribution of the Trust Account, as described below.

We have until the end of the Combination Period to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and the Board, liquidate and dissolve, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

On January 24, 2024, the SEC adopted the new rules and regulations for SPACs, which became effective on July 1, 2024 (the “2024 SPAC Rules”). The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and business combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed business combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for business combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete the Business Combination and may increase the costs and time related thereto.

On March 6, 2024, the SEC adopted final rules relating to The Enhancement and Standardization of Climate-Related Disclosures for Investors, that would require registrants to provide climate-related disclosures in registration statements and certain periodic reports. The final rules set forth requirements for disclosure of material climate-related risks, mitigation activities, targets and goals, and governance. The rules also require disclosure of certain greenhouse gas emissions metrics and attestation of emissions disclosures. Subsequent to the issuance of the final rules, the SEC has released an order staying the final rules pending judicial review of all of the petitions challenging the rules. We are evaluating the potential impacts of these new requirements at this time. However, if these requirements are implemented following the completion of judicial review, they may significantly increase the complexity of our periodic reporting as a U.S. public company.

Liquidity and Capital Resources

As of December 31, 2024 and 2023, we had $25,000 and $0, respectively, of cash in our operating account. As of December 31, 2024 and 2023, we had a working capital deficit of approximately $190,000 and approximately $295,000, respectively. As of December 31, 2024 and 2023, we had approximately $1,976,000 and $0, respectively, of the amount earned on funds held in the Trust Account available to pay taxes, if any.

Our liquidity needs through December 31, 2024 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, a loan of approximately $287,000 from the Sponsor pursuant to the Pre-IPO Note, the proceeds from the consummation of the Private Placement not held in the Trust Account and the Sponsor Loan. We fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor has committed to loan us up to $1,750,000 pursuant to the Sponsor Loan to fund our expenses relating to investigating and selecting a target business and other working capital requirements, of which approximately $333,000 has been drawn by us as of December 31, 2024.

If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of December 31, 2024, we did not have any borrowings under the Working Capital Loans.

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

Results of Operations

Our entire activity from inception through December 31, 2024 related to our formation, the Initial Public Offering and our efforts toward locating and completing a suitable Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of the Business Combination. We have generated non-operating income in the form of interest income on amounts held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2024, we had net income of approximately $1,538,000, which consisted of approximately $1,882,000 of interest income on investments held in the Trust Account, partially offset by approximately $298,000 of general and administrative expenses and approximately $46,000 of administrative expenses paid to the Sponsor.

For the year ended December 31, 2023 we had a net loss of approximately $253,000, which consisted of general and administrative expenses.

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

Contractual Obligations

Business Combination Marketing Agreement

We engaged CF&Co., an affiliate of the Sponsor, pursuant to the BCMA as an advisor in connection with the Business Combination to assist us in holding meetings with our shareholders to discuss any potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities and assist us with our press releases and public filings in connection with the Business Combination. We will pay the Marketing Fee to CF&Co. upon the consummation of the Business Combination.

Related Party Loans

The Sponsor made available to us, under the Pre-IPO Note, up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The Pre-IPO Note was non-interest bearing and was repaid in full upon the completion of the Initial Public Offering. As of December 31, 2024 and 2023, we had $0 and approximately $182,000 outstanding, respectively, under the Pre-IPO Note.

In connection with the Initial Public Offering, the Sponsor has agreed to lend us up to $1,500,000 pursuant to the Sponsor Note in connection with each Redemption Event such that an amount equal to $0.15 per Public Share being redeemed in connection with the applicable Redemption Event will be added to the Trust Account and paid to the holders of the applicable redeemed Public Shares on such Redemption Event. The Sponsor Note does not bear interest and will be repaid by us at the closing of the Business Combination. If we are unable to consummate the Business Combination, the Sponsor Note would be repaid only out of funds held outside of the Trust Account. The Sponsor has waived any claims against the Trust Account in connection with the Sponsor Note.

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor has committed up to $1,750,000 pursuant to the Sponsor Loan to be provided to us to fund expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor, after the Initial Public Offering and prior to the Business Combination. The Sponsor Loan does not bear interest and is repayable by us to the Sponsor upon consummation of the Business Combination; provided that, at the Sponsor’s option, at any time beginning 60 days after the date of the Initial Public Offering, all or any portion of the amount outstanding under the Sponsor Loan may be converted into Class A ordinary shares at a conversion price of $10.00 per share. Otherwise, the Sponsor Loan would be repaid only out of funds held outside the Trust Account. If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans.

As of December 31, 2024 and 2023, we had approximately $333,000 and $0 outstanding, respectively, under the Sponsor Loan, and we had no borrowings under the Working Capital Loans or the Sponsor Note.

The Sponsor pays expenses on our behalf and we reimburse the Sponsor for such expenses paid on our behalf. As of December 31, 2024 and 2023, we had approximately $1,000 and $0, respectively, as payable outstanding to the Sponsor for such expenses paid on our behalf.

Available-for-Sale Debt Securities Held in the Trust Account

As of December 31, 2024, the fair value of our investments in U.S. government treasury bills held in the Trust Account at CF Secured was approximately $101,976,000.

Critical Accounting Policies and Estimates

We have identified the following as our critical accounting policies:

Use of Estimates

The preparation of our financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities in our financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our balance sheets, statements of operations, statements of shareholders’ deficit and statements of cash flows could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company, which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standard used.

Class A Ordinary Shares Subject to Possible Redemption

We account for the Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2024 and 2023, 10,000,000 and 0 Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity outside of the shareholders’ deficit section of our balance sheets. We recognize any subsequent changes in redemption value immediately as they occur and adjust the carrying value of redeemable Class A ordinary shares to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value of redeemable Class A ordinary shares. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A ordinary shares also resulted in charges against Additional paid-in capital and Accumulated deficit.

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

See Note 2—”Summary of Significant Accounting Policies” to our financial statements in Part IV, Item 15 of this Report for additional information regarding these critical accounting policies and other significant accounting policies.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-20 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based upon criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Our internal control over financial reporting includes policies and procedures that are intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

Based on the foregoing, management determined that we maintained effective internal control over financial reporting as of December 31, 2024.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Trading Arrangements

During the quarterly period ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Brandon Lutnick	27	Chairman and Chief Executive Officer
Jane Novak	60	Chief Financial Officer
Danny Salinas	44	Director
Charlotte Blechman	54	Director
Robert Hochberg	62	Director

The experience of our directors and executive officers is as follows:

Brandon Lutnick has been our Chairman and Chief Executive Officer since December 2024. Mr. Lutnick is also the Chairman and Chief Executive Officer of Cantor and the Chief Executive Officer of CFGM, positions he has held since February 2025. Mr. Lutnick joined Cantor in April 2022 and most recently worked as an Executive at Cantor driving the firm’s strategy and overseeing other projects relating to Cantor and its affiliates. Mr. Lutnick has also been a director of BGC Group, Inc. since February 2025. Mr. Lutnick has also served as the Chairman and Chief Executive Officer of Cantor Equity Partners I, Inc. (“CEP I”) since December 2024. Mr. Lutnick previously worked in equity sales and trading at CF&Co. from April 2022 to November 2023. Prior to joining Cantor, Mr. Lutnick began his career at Oak Hill Advisors where he served as a credit analyst from July 2021 to April 2022. Mr. Lutnick graduated from Stanford University with a B.S. in Symbolic Systems in May 2021. We believe that Mr. Lutnick is qualified to serve as a member of the Board due to his business experience.

Jane Novak has been our Chief Financial Officer since November 2021. Ms. Novak joined Cantor in October 2017 and, since then, has served as the Global Head of Accounting Policy. In this role, Ms. Novak provides guidance to Cantor and its affiliates on complex accounting matters, including, among other things, compliance with U.S. GAAP, IFRS and SEC pronouncements, establishing formal accounting policies, reviewing SEC filings, leading new accounting standards implementation and monitoring standard-setting activities. Ms. Novak has also served as the Chief Financial Officer of CEP I since May 2024. Ms. Novak served as the Chief Financial Officer of CF Finance Acquisition Corp. III (“CFAC III”) from July 2021 until consummation of its business combination with AEye, Inc. (“AEye”) in August 2021, as Chief Financial Officer of CF Acquisition Corp. V from July 2021 until consummation of its business combination with Satellogic, Inc. in January 2022, as Chief Financial Officer of CF Acquisition Corp. VI from July 2021 until consummation of its business combination with Rumble, Inc. in September 2022, as the Chief Financial Officer of CF Acquisition Corp. VIII (“CFAC VIII”) from July 2021 until consummation of its business combination with XBP Europe Holdings, Inc. (“XBP Europe”) in November 2023, as the Chief Financial Officer of CF Acquisition Corp. IV (“CFAC IV”) from July 2021 to December 2023 when it liquidated and as the Chief Financial Officer of CF Acquisition Corp. VII from November 2021 to December 2024 when it liquidated. Prior to joining Cantor, Ms. Novak worked for a number of financial services institutions holding accounting policy, financial reporting and SEC reporting positions of progressive responsibility. Ms. Novak began her career in the audit practice at Deloitte’s New York office, serving financial services clients. Ms. Novak graduated summa cum laude from Brooklyn College, CUNY, with a B.S. in Accounting. Ms. Novak holds an active CPA license from the State of New York and is a member of the American Institute of Certified Public Accountants.

Danny H. Salinas has served as a member of the Board since August 2024. Mr. Salinas joined Cantor in September 2023 and has served as Senior Managing Director and Chief Financial Officer. As Chief Financial Officer, Mr. Salinas is responsible for Cantor’s financial operations, including accounting, finance, regulatory reporting, treasury, financial planning and analysis, as well as taxation, risk management, and investor relations. Mr. Salinas is a seasoned veteran with over 20 years of experience. Mr. Salinas has also served as a director of CEP I since January 2025. Prior to joining Cantor, Mr. Salinas held various executive positions for over a decade at TD Bank Group. Mr. Salinas served as Chief Financial Officer in TD Securities from April 2018 to September 2023. Mr. Salinas served as Head of US Tax Planning from March 2013 to March 2018. Mr. Salinas also practiced as a tax attorney at Simpson, Thacher & Bartlett, from September 2008 to March 2013, where he advised on strategic corporate transactions. He began his career at Deloitte & Touche, where he received his CPA license. Mr. Salinas holds FINRA Series 27 and 79 licenses. Mr. Salinas holds a J.D. from Georgetown University, where he graduated magna cum laude, and a B.S. in accounting from Rutgers University. We believe that Mr. Salinas is qualified to serve as a member of the Board due to his extensive experience in business management.

Charlotte S. Blechman has served as a member of the Board since August 2024. Ms. Blechman has extensive executive and management experience in marketing, public relations, visual merchandising, branding, digital and social marketing, advertising and communications. Since October 2024, Ms. Blechman has served as a consultant for alice and olivia, a women’s contemporary lifestyle brand. Ms. Blechman previously served as Chief Marketing Officer of Tom Ford Retail LLC from January 2017 to June 2023 where she was responsible for all global marketing, communications, advertising, public relations, visual display, customer relationship management, digital marketing, events, and global marketing initiatives. Ms. Blechman served as a director of CF Finance Acquisition Corp. II (“CFAC II”) from November 2020 until consummation of its business combination with View, Inc. (“View”) in March 2021, a director of CFAC VIII from March 2021 until consummation of its business combination with XBP Europe in November 2023, and as a director of CFAC IV from December 2020 to December 2023 when it liquidated. From 2011 to 2017, Ms. Blechman served as Executive Vice-President of Marketing and Communication at Barneys New York. Prior to that, Ms. Blechman served as Gucci America’s Vice President of Public Relations and Special Events, also overseeing Worldwide Celebrity Relations. She also served as Vice President of Public Relations for Yves Saint Laurent. We believe that Ms. Blechman is qualified to serve as a member of the Board due to her extensive experience in business management.

Robert Hochberg has served as a member of the Board since December 2024. Mr. Hochberg is currently President and Chief Executive Officer of Numeric Computer Systems, Inc. (“Numeric”). Mr. Hochberg has served at Numeric as President since June 1984 and as Chief Executive Officer since November 1994. Numeric is a global software company with offices in New York, San Juan, Auckland, Jakarta and Sydney. Mr. Hochberg previously served as a director of CF Finance Acquisition Corp. from January 2020 until the consummation of its business combination with GCM Grosvenor, Inc. in November 2020, a director of CFAC II from August 2020 until consummation of its business combination with View in March 2021, a director of CFAC III from November 2020 until consummation of its business combination with AEye in August 2021, as a director of CFAC VIII from March 2021 until consummation of its business combination with XBP Europe in November 2023 and as a director of CFAC IV from December 2021 to December 2023 when it liquidated. Mr. Hochberg is a graduate of Vassar College, where he received a Bachelor of Arts in Economics. We believe that Mr. Hochberg is qualified to serve as a member of the Board due to his extensive experience in business management.

Family Relationships

No family relationships exist between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

There are no material proceedings to which any director or executive officer, or any associate of any such director or officer, is a party adverse to us, or has a material interest adverse to us.

Number and Terms of Office of Officers and Directors

We have four directors. Prior to the closing of the Business Combination, only holders of Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing the company in a jurisdiction outside the Cayman Islands (including any special resolution required to adopt new constitutional documents as a result of our approving a transfer by way of continuation to a jurisdiction outside the Cayman Islands). Holders of Public Shares will not be entitled to vote on these matters during such time. The provisions of the Memorandum and Articles relating to these rights of holders of Class B ordinary shares may be amended by a special resolution passed by at least 90% of the Ordinary Shares voting in a general meeting. Approval of the Business Combination will require the affirmative vote of a majority of the Board.

The Board is divided into two classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting of shareholders) serving a two-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until December 31, 2025, one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Mr. Hochberg and Ms. Blechman, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Mr. Lutnick and Mr. Salinas, will expire at the second annual general meeting. We may not hold an annual general meeting until after we consummate the Business Combination. Subject to the terms of any preference shares, any or all of the directors may be removed from office at any time, but only for cause and only by the affirmative vote of holders of a majority of the voting power of all then issued and outstanding shares entitled to vote generally in the appointment of directors, voting together as a single class; provided, however, that prior to the consummation of the Business Combination, any or all of the directors may be removed from office, for cause or not for cause, only by the affirmative vote of holders of a majority of the voting power of all then issued and outstanding Class B ordinary shares. Subject to any other special rights applicable to the shareholders, including holders of preference shares, whenever any director shall have been elected by the holders of any class of shares voting separately as a class, such director may be removed and the vacancy filled only by the holders of that class of shares voting separately as a class. Vacancies caused by any such removal and not filled by the shareholders at the meeting at which such removal shall have been made, or any vacancy caused by the death or resignation of any director or for any other reason, and any newly created directorship resulting from any increase in the authorized number of directors, may be filled by the affirmative vote of a majority of the directors then in office, although less than a quorum, and in any case, prior to the consummation of the Business Combination, by a majority of the holders of the Class B ordinary shares, and any director so elected to fill any such vacancy or newly created directorship shall hold office until his or her successor is elected and qualified or until his or her earlier resignation or removal.

Our officers are appointed by the Board and serve at the discretion of the Board, rather than for specific terms of office. The Board is authorized to appoint persons to the offices set forth in the Memorandum and Articles as it deems appropriate. The Memorandum and Articles provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Senior Managing Directors, Managing Directors, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the Board.

Controlled Company Exemption

Prior to the consummation of the Business Combination, only holders of Class B ordinary shares will have the right to vote on the appointment or removal of directors. As a result, Nasdaq considers us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under these rules, a company may elect to utilize exemptions from certain of Nasdaq’s corporate governance requirements, including the requirements (a) that a majority of the Board consists of independent directors; (b) for an annual performance evaluation of the nominating and corporate governance and compensation committees; (c) that the controlled company has a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and (d) that the controlled company has a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibility. We have relied, and intend to continue to rely, on certain of these exemptions from the corporate governance requirements of Nasdaq. As a result, our shareholders may not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Committees of the Board of Directors

The Board has two standing committees: the Audit Committee and the Compensation Committee. Subject to phase-in rules and certain limited exceptions, Nasdaq rules and Rule 10A-3 under the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by the Board and has the composition and responsibilities described below.

Audit Committee

Robert Hochberg, Charlotte Blechman and Danny Salinas serve as members of the Audit Committee, and Mr. Hochberg chairs the Audit Committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the Audit Committee, all of whom must be independent, subject to certain phase-in provisions. Each of Mr. Hochberg and Ms. Blechman meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b) (1) under the Exchange Act but Mr. Salinas does not meet such standards. We intend to appoint an additional independent director to the Audit Committee to replace Mr. Salinas by the one-year anniversary of the Initial Public Offering pursuant to the Nasdaq phase-in provisions for initial public offerings.

Each member of the Audit Committee is financially literate and the Board has determined that Mr. Hochberg qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an Audit Committee charter, which details the principal functions of the Audit Committee, including, among other things:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Charlotte Blechman and Robert Hochberg serve as members of the Compensation Committee and Ms. Blechman chairs the Compensation Committee. Each of Ms. Blechman and Mr. Hochberg is independent.

We have adopted a Compensation Committee charter, which details the principal functions of the Compensation Committee, including, among other things:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the Compensation Committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the Compensation Committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Compensation Recovery and Clawback Policy

Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount to any of our current or former executive officers, we can recoup such improper payments from our applicable current or former executive officers. The SEC has also adopted Rule 10D-1 under the Exchange Act (the “SEC Clawback Rule”) which, among other things, directed national stock exchanges to require listed companies to implement policies intended to recoup incentive-based compensation paid to current or former executives if the company is found to have misstated its financial results. Nasdaq adopted Listing Rule 5608 (the “Nasdaq Clawback Rule” and together with the SEC Clawback Rule, the “Clawback Rules”) to effect the foregoing.

We have adopted the Executive Compensation Clawback Policy (the “Clawback Policy”) that is compliant with the Clawback Rules. The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from our current and former executive officers as defined in the SEC Clawback Rule (“Covered Officers”) in accordance with the Clawback Rules in the event that we are required to prepare an accounting restatement. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, the Board may recoup from the Covered Officers erroneously awarded incentive-based compensation received within a lookback period of the three completed fiscal years preceding the date on which we are required to prepare an accounting restatement.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. As there is no standing nominating committee, we do not have a nominating committee charter in place. Generally, companies are required by Rule 5605 of the Nasdaq rules to select director nominees through either (i) a vote solely of independent directors or (ii) a nominations committee comprised solely of independent directors. However, we rely on the “controlled company” exemption and are therefore exempt from this requirement.

Director candidates may be nominated by the holders of Class B ordinary shares, which have the exclusive right to vote on directors prior to the Business Combination. The Board will also consider director candidates recommended for nomination by our other shareholders during such times as they are seeking proposed nominees to stand for election at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to the Board should follow the procedures set forth in the Memorandum and Articles. However, prior to the Business Combination, holders of Public Shares will not have the right to recommend director candidates for nomination to the Board.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on the Board.

Trading Policies

On August 12, 2024, we adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the applicable Nasdaq Rules (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19 and is incorporated herein by reference.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the Registration Statement. Shareholders are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics, including any implicit waiver from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, in a Current Report on Form 8-K.

Item 11. Executive Compensation.

Except as described below, none of our officers or directors has received any cash compensation for services rendered to us. Except as described below, to date, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, has been or will be paid by us to our officers and directors, or, other than as described herein, to the Sponsor or any affiliate of the Sponsor or our officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of the Business Combination (regardless of the type of transaction that it is). However, we have agreed to pay cash fees to our independent directors of $50,000 per year, payable quarterly. We pay an amount equal to $10,000 per month to the Sponsor for office space, administrative and shared personnel support services. In addition, our officers and directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Audit Committee reviews on a quarterly basis all payments that were made to the Sponsor, our officers or directors, or our or their affiliates. Any such payments prior to the Business Combination will be made using funds held outside of the Trust Account. Other than quarterly Audit Committee review of such payments, we do not have nor do we expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with identifying and consummating the Business Combination.

We have engaged CF&Co. pursuant to the BCMA as an advisor in connection with the Business Combination to assist us in holding meetings with our shareholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities and assist us with our press releases and public filings in connection with the Business Combination. We will pay the Marketing Fee to CF&Co. for such services upon the consummation of the Business Combination. In addition, we may engage CF&Co., or another affiliate of the Sponsor, as a financial advisor in connection with the Business Combination and/or placement agent for any securities offering to occur concurrently with the Business Combination and pay such affiliate a customary financial advisory and/or placement agent fee in an amount that constitutes a market standard financial advisory or placement agent fee for comparable transactions. Furthermore, we may acquire a target company that has engaged CF&Co., or another affiliate of the Sponsor, as a financial advisor, and such target company may pay such affiliate a financial advisory fee in connection with the Business Combination.

After the completion of the Business Combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed Business Combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the Board for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on the Board.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of the Business Combination. The existence or terms of any employment or consulting arrangements to retain their positions with us following the Business Combination may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of the Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of the Ordinary Shares as of March 28, 2025 based on information obtained from the persons named below, with respect to the beneficial ownership of Ordinary Shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

●	each of our executive officers and directors that beneficially owns Ordinary Shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 12,800,000 Ordinary Shares, consisting of (i) 10,300,000 Class A ordinary shares and (ii) 2,500,000 Class B ordinary shares, in each case, issued and outstanding as of March 28, 2025. On all matters to be voted upon, except for the appointment and removal of directors or continuing the company in a jurisdiction outside the Cayman Islands (including any special resolution required to adopt new constitutional documents as a result of our approving a transfer by way of continuation to a jurisdiction outside the Cayman Islands) or as otherwise required by applicable law, holders of Class A ordinary shares and Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them.

	Class A ordinary shares		Class B ordinary shares		Approximate
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Ordinary Shares
Directors and Officers
Brandon Lutnick	—	—	—	—	—
Jane Novak	—	—	—	—	—
Danny Salinas	—	—	—	—	—
Charlotte Blechman	—	—	—	—	—
Robert Hochberg	—	—	—	—	—
All executive officers and directors as a group (5 individuals)	—	—	—	—	—

5% or More Shareholders
Cantor EP Holdings, LLC(2)	300,000	2.9%	2,500,000	100%	21.9%
MMCAP Reporting Persons(3)	600,000	5.8%	—	—	4.7%
Aristeia Capital, L.L.C.(4)	600,000	5.8%	—	—	4.7%
VARBX(5)	687,552	6.7%	—	—	5.4%
FT Reporting Persons(5)	775,400	7.5%	—	—	6.1%
Harraden Reporting Persons(6)	900,000	8.7%	—	—	7.0%

(1)	The principal business address of each of our officers and directors is c/o Cantor Equity Partners, Inc., 110 East 59th Street, New York, NY 10022.

(2)	Interests shown consist of 2,500,000 Class B ordinary shares, which shares are currently convertible into Class A ordinary shares on a one-for-one basis, and 300,000 Class A ordinary shares. The Sponsor is the record holder of such shares. Cantor is the sole member of the Sponsor. CFGM is the managing general partner of Cantor. Howard W. Lutnick is the trustee of CFGM’s sole stockholder. As such, each of Cantor, CFGM and Mr. Lutnick may be deemed to have beneficial ownership of the Ordinary Shares held directly by the Sponsor. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. The principal business address of the Sponsor is 110 East 59th Street, New York, NY 10022.

(3)	Pursuant to an Amendment No. 1 to Schedule 13G filed by MMCAP International Inc. SPC and MM Asset Management Inc. (collectively, the “MMCAP Reporting Persons”) with the SEC on November 6, 2024, each of the MMCAP Reporting Persons has shared voting and dispositive power over 600,000 Class A ordinary shares. The principal business address of MMCAP International Inc. SPC is c/o Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, P.O. Box 1348 Grand Cayman, KY1-1108, Cayman Islands and of MM Asset Management Inc. is 161 Bay Street, TD Canada Trust Tower Suite 2240, Toronto, ON M5J 2S1 Canada.

(4)	Pursuant to a Schedule 13G filed by Aristeia Capital, L.L.C. (“Aristeia”) with the SEC on November 14, 2024. The principal business address of Aristeia is One Greenwich Plaza, Suite 300, Greenwich, CT 06830.

(5)	Pursuant to a Schedule 13G filed by First Trust Merger Arbitrage Fund (“VARBX”), First Trust Capital Management L.P. (“FTCM”), First Trust Capital Solutions L.P. (“FTCS”) and FTCS Sub GP LLC (“Sub GP” and, together with FTCM and FTCS, the “FT Reporting Persons”) on November 14, 2024, VARBX may be deemed to be the beneficial owner of 687,552 Class A ordinary shares and each of the FT Reporting Persons may be deemed to be the beneficial owner of 775,400 Class A ordinary shares. The principal business address for VARBX is 235 West Galena Street, Milwaukee, WI 53212 and for each of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606.

(6)	Pursuant to a Schedule 13G filed by Harraden Circle Investments, LLC (“Harraden Fund”), Harraden Circle Special Opportunities, LP (“Harraden Special Op Fund”), Harraden Circle Investors GP, LP (“Harraden GP”), Harraden Circle Investors GP, LLC (“Harraden LLC”), Harraden Circle Investments, LLC (“Harraden Adviser”) and Frederick V. Fortmiller, Jr. (together with Harraden Fund, Harraden Special Op Fund, Harraden GP, Harraden LLC and Harraden Advisor, the “Harraden Reporting Persons”) on November 20, 2024, each of the Harraden Reporting Persons may be deemed the beneficial owner of 900,000 Class A ordinary shares held directly by Harraden Fund, Harraden Special Op Fund and Harraden Advisor. The principal business address for each of the Harraden Reporting Persons is 299 Park Avenue, 21st Floor, New York, NY 10171.

The Sponsor and our officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In November 2020, the Sponsor purchased 14,375,000 Class B ordinary shares for a purchase price of $25,000. On June 8, 2023 and February 21, 2024, the Sponsor surrendered, for no consideration, 7,906,250 and 3,593,750 Class B ordinary shares, respectively, which we cancelled, resulting in a decrease in the total number of Class B ordinary shares outstanding from 14,375,000 shares to 2,875,000 shares. On August 14, 2024, in connection with CF&Co. advising us that the over-allotment option would not be exercised, the Sponsor surrendered, for no consideration, 375,000 Class B ordinary shares so that the Class B ordinary shares represented 20% of the Company’s issued and outstanding Ordinary Shares after the Initial Public Offering (not including the Private Placement Shares). The Founder Shares (including the Class A ordinary shares issuable upon conversion thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

The Sponsor, pursuant to a written agreement, purchased 300,000 Private Placement Shares for a purchase price of $10.00 per share, or $3,000,000 in the aggregate, in the Private Placement. The Private Placement Shares are identical to the Class A ordinary shares sold in the Initial Public Offering except that (i) the Private Placement Shares may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of the Business Combination and (ii) holders of the Private Placement Shares will be entitled to certain registration rights.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity, including the active Cantor SPAC or to clients of Cantor or other affiliates of the Sponsor or our officers or directors, subject to their fiduciary duties under Cayman Islands law. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. The Memorandum and Articles provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. For example, a business combination opportunity may be suitable for an active Cantor SPAC and us and our officers and directors who are officers and directors of such Cantor SPAC may, subject to their fiduciary duties under Cayman Islands law, choose to direct such opportunity to such Cantor SPAC before presenting it to us, meaning we could find less suitable acquisition opportunities and could limit our ability to find a Business Combination that we find attractive. However, based on the existing relationships of the Sponsor and our directors and officers, the fact that we may consummate the Business Combination with a target in a wide range of industries, as well as the experiences of certain of our directors and officers and affiliates of the Sponsor with prior Cantor SPACs, we do not believe that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete the Business Combination.

In order to minimize potential conflicts of interest which may arise from multiple affiliations with SPACs sponsored by affiliates of Cantor, unless a Business Combination opportunity is expressly offered to us or to one of our directors or officers solely in his or her capacity as our director and/or officer and such opportunity is one we are permitted to undertake and would otherwise be reasonable for us to pursue, subject to their other legal obligations, we expect that our officers and directors who are also officers and/or directors of other Cantor SPACs will present suitable target businesses to us and the other Cantor SPACs based on which Cantor SPAC went public first and taking into account any contractual restrictions applicable to each such Cantor SPAC and other reasonable considerations (such as the amount in trust of each applicable Cantor SPAC at such time, whether the Business Combination opportunity is possible or suitable for a Cantor SPAC to pursue, and whether the Business Combination with such target business can realistically be consummated in the time remaining for each such Cantor SPAC).

We are not prohibited from pursuing the Business Combination with a business that is affiliated with the Sponsor, its affiliates, or our officers or directors, including an Affiliated Joint Acquisition. In the event we seek to complete the Business Combination with a business that is affiliated with the Sponsor, its affiliates or our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions that the Business Combination is fair to our shareholders from a financial point of view.

Other than as described below, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, has been or will be paid by us to the Sponsor, our officers and directors, or any affiliate of the Sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of the Business Combination (regardless of the type of transaction that it is).

We pay cash fees to our independent directors of $50,000 per year, payable quarterly.

In addition, the Sponsor, our officers and directors, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Audit Committee reviews on a quarterly basis all payments that were made to the Sponsor or our officers or directors or our or their affiliates and determines which expenses and the amount of expenses that are reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the closing of the Initial Public Offering, pursuant to the Pre-IPO Note, the Sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The Pre-IPO Note was non-interest bearing, unsecured and was due at the earlier of June 30, 2025 or the closing of the Initial Public Offering. The Pre-IPO Note was repaid upon the closing of the Initial Public Offering out of the estimated $750,000 of offering proceeds that was allocated to the payment of offering expenses (other than underwriting commissions).

On August 13, 2024, we began paying an amount equal to $10,000 per month to the Sponsor for office space, administrative and shared personnel support services. Upon completion of the Business Combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of the Business Combination takes until the end of the Combination Period (unless extended by our shareholders), the Sponsor will be paid a total of $240,000 ($10,000 per month) and will be entitled to be reimbursed for any out-of-pocket expenses.

We have engaged CF&Co. pursuant to the BCMA as an advisor in connection with the Business Combination to assist us in holding meetings with our shareholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities and assist us with our press releases and public filings in connection with the Business Combination. We will pay the Marketing Fee to CF&Co. upon the consummation of the Business Combination. In addition, we may engage CF&Co., or another affiliate of the Sponsor, as a financial advisor in connection with the Business Combination and/or placement agent for any securities offering to occur concurrently with the Business Combination and pay such affiliate a customary financial advisory and/or placement agent fee in an amount that constitutes a market standard financial advisory or placement agent fee for comparable transactions. Furthermore, we may acquire a target company that has engaged CF&Co., or another affiliate of the Sponsor, as a financial advisor, and such target company may pay such affiliate a financial advisory fee in connection with the Business Combination.

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor has committed up to $1,750,000 in the Sponsor Loan to be provided to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Business Combination. The Sponsor Loan does not bear interest and is repayable by us to the Sponsor upon consummation of the Business Combination; provided that, at the Sponsor’s option, at any time beginning 60 days after the date of the Initial Public Offering, all or any portion of the amount outstanding under the Sponsor Loan may be converted into Class A ordinary shares at a conversion price of $10.00 per share. Otherwise, the Sponsor Loan would be repaid only out of funds held outside the Trust Account.

In addition, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us additional Working Capital Loans. The terms of such additional loans by the Sponsor, its affiliates and our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. If we complete the Business Combination, we would repay such loaned amounts. Otherwise, such loans would be repaid only out of funds held outside of the Trust Account. In the event that the Business Combination does not close, we may use a portion of the working capital held outside of the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts.

The Sponsor has also agreed to lend us up to $1,500,000 pursuant to the Sponsor Note in connection with each Redemption Event such that an amount equal to $0.15 per Public Share being redeemed in connection with the applicable Redemption Event will be added to the Trust Account and paid to the holders of the applicable redeemed Public Shares on such Redemption Event. The Sponsor Note does not bear interest and will be repaid by us at the closing of the Business Combination. If we are unable to consummate the Business Combination, the Sponsor Note would be repaid only out of funds held outside of the Trust Account. The Sponsor has waived any claims against the Trust Account in connection with the Sponsor Note.

We have entered into a registration rights agreement with the Sponsor with respect to the Founder Shares (only after conversion of such shares to Class A ordinary shares), the Private Placement Shares and any Class A ordinary shares issued upon conversion of up to $1,750,000 of the Sponsor Loan. The Sponsor is entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

We paid CF&Co. an aggregate of $2,000,000 (or $0.20 per share) in underwriting discounts and commissions in connection with the Initial Public Offering. We also paid $100,000 to Odeon Capital Group, LLC for acting as the “qualified independent underwriter” in the Initial Public Offering.

Director Independence

So long as we maintain a listing for the Public Shares on Nasdaq, a majority of the Board generally must be independent, subject to certain limited exceptions set forth under the rules of Nasdaq. We rely on the “controlled company” exemption and therefore we may not always have a majority of independent directors on the Board. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The Board has determined that each of Robert Hochberg and Charlotte Blechman is an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. We intend to appoint an additional independent director to the Board during the one-year period following the Initial Public Offering pursuant to the Nasdaq phase-in provisions for initial public offerings.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Withum, for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2024 and 2023 totaled approximately $88,000 and $28,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum any audit-related fees for both the years ended December 31, 2024 and 2023.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Withum any tax fees for both the years ended December 31, 2024 and 2023.

All Other Fees

All other fees consist of fees billed for all other services. We did not pay Withum any other fees for both the years ended December 31, 2024 and 2023.

Pre-Approval Policy

The Audit Committee was formed upon the consummation of the Initial Public Offering. As a result, the Audit Committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of the Audit Committee were approved by the Board. Since the formation of the Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services set forth above or to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be accessed on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Omitted at the Company’s option.

CANTOR EQUITY PARTNERS, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Cantor Equity Partners, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cantor Equity Partners, Inc. (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, statements of comprehensive income (loss), changes in shareholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2021.

New York, New York

March 28, 2025

PCAOB Number 100

CANTOR EQUITY PARTNERS, INC.

BALANCE SHEETS

	December 31, 2024	December 31, 2023
Assets:
Current Assets:
Cash	$25,000	$—
Prepaid expenses	228,250	—
Total Current Assets	253,250	—
Available-for-sale debt securities held in Trust Account, at fair value (amortized cost $101,881,727)	101,976,363	—
Other assets	139,904	—
Total Assets	$102,369,517	$—

Liabilities and Shareholders’ Deficit:
Current Liabilities:
Accrued expenses	$109,344	$112,607
Notes payable – related party	332,992	182,434
Payable to related party	763	—
Total Liabilities	443,099	295,041

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 10,000,000 and 0 shares issued and outstanding at redemption value of $10.35 and $0 per share as of December 31, 2024 and 2023, respectively	103,476,372	—

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of both December 31, 2024 and 2023	—	—

Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 300,000 shares issued and outstanding (excluding 10,000,000 shares subject to possible redemption) as of December 31, 2024 and no shares issued or outstanding as of December 31, 2023	30	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,500,000(1) and 2,875,000(2) shares issued and outstanding as of December 31, 2024 and 2023, respectively	250 (1)	288 (2)
Additional paid-in capital	—	24,712
Accumulated deficit	(1,644,870)	(320,041)
Accumulated other comprehensive income	94,636	—
Total Shareholders’ Deficit	(1,549,954)	(295,041)

Total Liabilities, Commitments and Contingencies and Shareholders’ Deficit	$102,369,517	$—

(1)	The number of shares and the amount reflect 375,000 Class B ordinary shares surrendered by the Sponsor for no consideration on August 14, 2024 (See Note 7).
(2)	The number of shares and the amount have been retroactively adjusted to reflect the recapitalization of the Company in the form of the cancellation of 3,593,750 Class B ordinary shares on February 21, 2024 (See Note 7).

The accompanying notes are an integral part of these financial statements.

CANTOR EQUITY PARTNERS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,	Year Ended December 31,
	2024	2023
General and administrative costs	$297,816	$252,866
Administrative expenses – related party	46,129	—
Loss from operations	(343,945)	(252,866)
Interest income on investments held in the Trust Account	1,881,736	—
Net income (loss)	$1,537,791	$(252,866)

Weighted average number of ordinary shares outstanding:
Class A – Public shares	3,825,137	—
Class A – Private placement	114,754	—
Class B – Ordinary shares(1)	2,500,000	2,500,000
Basic and diluted net income (loss) per share:
Class A – Public shares	$0.24	$—
Class A – Private placement	$0.24	$—
Class B – Ordinary shares	$0.24	$(0.10)

(1)	On August 14, 2024, 375,000 Class B ordinary shares were shares surrendered by the Sponsor for no consideration. This number has been retroactively adjusted to reflect the recapitalization of the Company in the form of the cancellation of 3,593,750 Class B ordinary shares on February 21, 2024 (See Note 7).

The accompanying notes are an integral part of these financial statements.

CANTOR EQUITY PARTNERS, INC.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2024	Year Ended December 31, 2023
Net income (loss)	$1,537,791	$(252,866)
Other comprehensive income:
Change in unrealized appreciation of available-for-sale debt securities	94,636	—
Total other comprehensive income	94,636	—
Comprehensive income (loss)	$1,632,427	$(252,866)

The accompanying notes are an integral part of these financial statements.

CANTOR EQUITY PARTNERS, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Years Ended December 31, 2024 and 2023

	Ordinary Shares						Additional		Accumulated Other	Total
	Class A		Class B				Paid-In	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares		Amount		Capital	Deficit	Income	Deficit
Balance - December 31, 2022	—	$—	2,875,000	(1)(2)	$288	(1)(2)	$24,712	$(67,175)	$—	$(42,175)
Net loss	—	—	—		—		—	(252,866)	—	(252,866)
Balance – December 31, 2023	—	$—	2,875,000	(1)	$288	(1)	$24,712	$(320,041)	$—	$(295,041)
Sale of Class A ordinary shares to Sponsor in private placement	300,000	30	—		—		2,999,970	—	—	3,000,000
Surrender of Class B ordinary shares by Sponsor at $0.0001 par value	—	—	(375,000)		(38)		38	—	—	—
Accretion of redeemable Class A ordinary shares to redemption value	—	—	—		—		(3,024,720)	(2,862,620)	—	(5,887,340)
Other comprehensive income	—	—	—		—		—	—	94,636	94,636
Net income	—	—	—		—		—	1,537,791	—	1,537,791
Balance – December 31, 2024	300,000	$30	2,500,000		$250		$—	$(1,644,870)	$94,636	$(1,549,954)

(1)	On August 14, 2024, 375,000 Class B ordinary shares were surrendered by the Sponsor for no consideration (See Note 7). The number of shares and the amount have been retroactively adjusted to reflect the recapitalization of the Company in the form of the cancellation of 3,593,750 Class B ordinary shares on February 21, 2024 (See Note 7).
(2)	The number of shares and the amount have been retroactively adjusted to reflect the recapitalization of the Company in the form of the cancellation of 7,906,250 Class B ordinary shares in June 2023 (See Note 7).

The accompanying notes are an integral part of these financial statements.

CANTOR EQUITY PARTNERS, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Cash flows from operating activities:
Net income (loss)	$1,537,791	$(252,866)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party	87,517	—
Interest income on investments held in the Trust Account	(1,881,736)	—
Changes in operating assets and liabilities:
Deferred offering costs	—	190,800
Prepaid expenses	122,105	—
Accrued expenses	(3,263)	28,559
Net cash used in operating activities	(137,586)	(33,507)

Cash flows from investing activities:
Cash deposited in Trust Account	(9)	—
Purchase of available-for-sale debt securities held in Trust Account	(99,999,991)	—
Net cash used in investing activities	(100,000,000)	—

Cash flows from financing activities:
Proceeds received from initial public offering	100,000,000	—
Proceeds received from private placement	3,000,000	—
Offering costs paid	(2,369,200)	—
Deferred offering costs paid by related party	(41,768)	—
Proceeds from Notes payable – related party	150,558	33,507
Payment on Payable to related party	(577,004)	—
Net cash provided by financing activities	100,162,586	33,507

Net change in cash	25,000	—
Cash - beginning of the period	—	—
Cash - end of the period	$25,000	$—

The accompanying notes are an integral part of these financial statements.

CANTOR EQUITY PARTNERS, INC.

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2024, the Company had not commenced operations. All activity through December 31, 2024 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest. During the year ended December 31, 2024, the Company has generated non-operating income in the form of interest income from direct investments in U.S. government debt securities from the net proceeds derived from the Initial Public Offering and the Private Placement (as defined below).

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

The net proceeds of the Private Placement were deposited into the Trust Account (as defined below) and will be used to fund the redemption of the Public Shares subject to the requirements of applicable law (see Note 4).

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

Business Combination — The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally toward consummating the Business Combination. There is no assurance that the Company will be able to complete the Business Combination successfully. The Company must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the Business Combination. However, the Company will only complete the Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

CANTOR EQUITY PARTNERS, INC.

NOTES TO FINANCIAL STATEMENTS

The Company will provide the holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination either (i) in connection with a shareholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of the Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (which was initially $10.15 per Public Share, inclusive of $0.15 per redeemed share to be funded pursuant to the Sponsor Note (as defined below) in the applicable Redemption Event (as defined below)). The Public Shares are recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”). In such case, the Company will proceed with the Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of the Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (as may be amended, the “Amended and Restated Memorandum and Articles”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing the Business Combination. If, however, shareholder approval of the Business Combination is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the Business Combination, or if they vote at all. If the Company seeks shareholder approval in connection with the Business Combination, the Sponsor and the Company’s directors and officers have agreed to vote their Founder Shares (as defined in Note 4), their Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering in favor of the Business Combination (except that any Public Shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), would not be voted in favor of approving the Business Combination). In addition, the Sponsor and the Company’s directors and officers have agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and any Public Shares held by them in connection with the completion of the Business Combination.

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

The Sponsor and the Company’s officers and directors have agreed not to propose an amendment to the Amended and Restated Memorandum and Articles (i) that would affect the substance or timing of the Company’s obligation to allow redemption in connection with the Business Combination or to redeem 100% of the Public Shares if the Company does not complete the Business Combination or (ii) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

Failure to Consummate the Business Combination — The Company has until August 14, 2026, or until such earlier liquidation date as the Company’s board of directors may approve or such later date as the Company’s shareholders may approve pursuant to the Amended and Restated Memorandum and Articles (the “Combination Period”), to consummate the Business Combination. If the Company is unable to complete the Business Combination by the end of the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

CANTOR EQUITY PARTNERS, INC.

NOTES TO FINANCIAL STATEMENTS

The Sponsor and the Company’s directors and officers have agreed to waive their liquidation rights from the Trust Account with respect to the Founder Shares and the Private Placement Shares held by them if the Company fails to complete the Business Combination within the Combination Period. However, if the Sponsor or any of the Company’s directors and officers acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete the Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than $10.15 (inclusive of $0.15 per redeemed share to be funded pursuant to the Sponsor Note ) per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account below $10.15 per share. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm and the underwriters of the Initial Public Offering), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of December 31, 2024 and 2023, the Company had $25,000 and $0, respectively, of cash in its operating account. As of December 31, 2024 and 2023, the Company had a working capital deficit of approximately $190,000 and approximately $295,000, respectively. As December 31, 2024 and 2023, approximately $1,976,000 and $0, respectively, of the amount earned on funds held in the Trust Account was available to pay taxes, if any.

The Company’s liquidity needs through December 31, 2024 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, a loan of approximately $287,000 from the Sponsor pursuant to the Pre-IPO Note (see Note 4), the proceeds from the sale of the Private Placement Shares not held in the Trust Account and the Sponsor Loan (as defined below). The Company fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with the Business Combination, the Sponsor agreed to loan the Company up to $1,750,000 to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Business Combination (the “Sponsor Loan”), of which approximately $333,000 has been drawn by the Company as of December 31, 2024. If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 4). As of December 31, 2024, the Company did not have any borrowings under the Working Capital Loans.

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

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

CANTOR EQUITY PARTNERS, INC.

NOTES TO FINANCIAL STATEMENTS

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

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments (if any) with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account or the Trust Account as of both December 31, 2024 and 2023.

Available-for-Sale Debt Securities

The Company’s investments held in the Trust Account as of December 31, 2024 comprised of a direct investment in U.S. government treasury bills.

The Company accounts for its investment in debt securities in accordance with the guidance in ASC 320, Investments — Debt and Equity Securities. When the Company has the ability and positive intent to hold debt securities until maturity, such securities are classified as held-to-maturity and carried at amortized cost. None of the Company’s debt securities met the criteria for held-to-maturity classification as of December 31, 2024. As the Company does not have the ability or positive intent to hold its debt securities until maturity, the securities are classified as available-for-sale. Unrealized gains and losses from available-for-sale debt securities carried at fair value are reported as a separate component of Accumulated other comprehensive income in shareholders’ deficit. Interest income recognized on the statements of operations reflects accretion of discount. Investments in debt securities are recorded on a trade-date basis.

CANTOR EQUITY PARTNERS, INC.

NOTES TO FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in financial institutions which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage limit of $250,000 and investments in the U.S. government debt securities held in the Trust Account. For both the years ended December 31, 2024 and 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

Under ASC 820, Fair Value Measurement (“ASC 820”), “fair value” is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820 approximates the carrying amounts presented in the balance sheets, primarily due to their short-term nature, with the exception of the available-for-sale debt securities.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2024 and 2023, 10,000,000 and 0, Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity outside of the shareholders’ deficit section of the Company’s balance sheets. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value of redeemable Class A ordinary shares. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A ordinary shares also resulted in charges against Additional paid-in capital and Accumulated deficit.

As of December 31, 2024 and 2023, the Class A ordinary shares subject to possible redemption, as presented in the accompanying balance sheets, are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2023	$—
Gross proceeds	100,000,000
Less:
Issuance costs allocated to Class A ordinary shares	(2,410,968)
Plus:
Accretion of carrying value to redemption value	5,887,340
Class A ordinary shares subject to possible redemption, December 31, 2024	$103,476,372

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

CANTOR EQUITY PARTNERS, INC.

NOTES TO FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Year Ended December 31, 2024			For the Year Ended December 31, 2023
	Class A – Public shares	Class A – Private placement shares	Class B – Ordinary shares	Class A – Public shares	Class A – Private placement shares	Class B – Ordinary shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$913,410	$27,402	$596,979	$—	$—	$(252,866)
Denominator:
Basic and diluted weighted average number of ordinary shares outstanding	3,825,137	114,754	2,500,000	—	—	2,500,000
Basic and diluted net income (loss) per ordinary share	$0.24	$0.24	$0.24	$—	$—	$(0.10)

Income Taxes

Income taxes are accounted for using the asset and liability method as prescribed under ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to basis differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

ASC 740 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company provides for uncertain tax positions, based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. Management is required to determine whether a tax position is more likely than not to be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Because significant assumptions are used in determining whether a tax benefit is more likely than not to be sustained upon examination by tax authorities, actual results may differ from management’s estimates under different assumptions or conditions. The Company recognizes interest and penalties related to unrecognized tax benefits as provision for income taxes on the statements of operations.

No amounts were accrued for the payment of interest and penalties as of both December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. As of both December 31, 2024 and 2023, the Company has not recorded any amounts related to uncertain tax positions.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company recorded no income tax provision for the periods presented.

Segment Reporting

The Company has one reportable segment. See Note 9 – Segment Information for additional information.

Recently Adopted Accounting Pronouncement

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance was issued in response to requests from investors for companies to disclose more information about their financial performance at the segment level. The ASU does not change how a public entity identifies its operating segments, aggregates them or applies the quantitative thresholds to determine its reportable segments. The standard requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis, and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that were previously required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures previously required under ASC 280. The Company adopted the standard on the required effective date for the financial statements issued for the annual reporting periods beginning on January 1, 2024 and will apply the guidance for the interim periods beginning on January 1, 2025. The adoption of the new guidance did not have an impact on the Company’s financial statements.

CANTOR EQUITY PARTNERS, INC.

NOTES TO FINANCIAL STATEMENTS

New Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The ASU also includes certain other amendments to improve the effectiveness of income tax disclosures. The new guidance will become effective for the Company’s financial statements issued for annual reporting periods beginning on January 1, 2025, will require prospective presentation with an option to apply it retrospectively for each period presented, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s financial statements.

In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. The Conceptual Framework establishes concepts that the FASB considers in developing standards. The ASU was issued to remove references to the Conceptual Framework in the Codification. The FASB noted that references to the Concepts Statements in the Codification could have implied that the Concepts Statements are authoritative. Also, some of the references removed were to Concepts Statements that are superseded. The new guidance became effective for the Company beginning on January 1, 2025 and will be applied prospectively to all new transactions recognized on or after the adoption date. The adoption of the new guidance is not expected to have a material impact on the Company’s financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income— Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard improves financial reporting and responds to investor input that additional expense detail is fundamental to understanding the performance of an entity, assessing its prospects for future cash flows, and comparing its performance over time and with that of other entities. The new guidance requires public business entities to disclose in the notes to financial statements specified information about certain costs and expenses at each interim and annual reporting period. Specified expenses, gains or losses that are already disclosed under existing U.S. GAAP will be required by the ASU to be included in the disaggregated income statement expense line item disclosures, and any remaining amounts will need to be described qualitatively. The new guidance will become effective for the Company’s financial statements issued for annual reporting periods beginning on January 1, 2027 and interim reporting periods beginning on January 1, 2028, will require either prospective or retrospective presentation, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s financial statements.

SEC Rule on Climate-Related Disclosures

In 2024, the SEC adopted final rules relating to The Enhancement and Standardization of Climate-Related Disclosures for Investors, that would require registrants to provide climate-related disclosures in a note to their audited financial statements. The disclosures under the final rules would include certain effects of severe weather events and other natural conditions, including the aggregate amounts and where in the financial statements they are presented. If carbon offsets or renewable energy credits or certificates (“RECs”) are deemed a material component of the registrant’s plans to achieve its disclosed climate-related targets, registrants would be required to disclose information about the offsets and RECs. Registrants would also be required to disclose whether and how (1) exposures to risks and uncertainties associated with, or known impacts from, severe weather events and other natural conditions and (2) any disclosed climate-related targets or transition plans materially impacted the estimates and assumptions used in preparing the financial statements. Finally, registrants would be required to disclose additional contextual information about the above disclosures, including how each financial statement effect was derived and the accounting policy decisions made to calculate the effects, for the most recently completed fiscal year and, if previously disclosed or required to be disclosed, for the historical fiscal year for which audited consolidated financial statements are included in the filing. Subsequent to the issuance of the final rules, the SEC has released an order staying the final rules pending judicial review of all of the petitions challenging the rules. Absent the stay, the rules would have been effective for the Company upon its registration under the Exchange Act on August 12, 2024 and phased in starting in 2027. Management is currently monitoring the developments pertaining to the final rules and any resulting potential impacts on the Company’s financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

CANTOR EQUITY PARTNERS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3—Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 10,000,000 Class A ordinary shares at a price of $10.00 per share. In connection with the underwriter’s advising the Company that it would not be exercising the over-allotment option, the Sponsor surrendered, for no consideration, 375,000 Class B ordinary shares of the Company, par value $0.0001 per share (“Class B ordinary shares”), so that the issued and outstanding Class B ordinary shares represented 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (not including the Private Placement Shares).

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

On August 14, 2024, due to the underwriter advising the Company that it would not be exercising the over-allotment option, 375,000 Class B ordinary shares were surrendered by the Sponsor for no consideration so that the issued and outstanding Class B ordinary shares represented 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (not including the Private Placement Shares), resulting in 2,500,000 Class B ordinary shares issued and outstanding and held by the Sponsor.

The Sponsor and the Company’s directors and officers have agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of the Business Combination or (B) subsequent to the Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like) for any 20-trading days within any 30-trading day period commencing at least 150 days after the Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Private Placement Shares

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 300,000 Private Placement Shares at a price of $10.00 per Private Placement Share ($3,000,000 in the aggregate) in the Private Placement. The net proceeds from the Private Placement have been added to the net proceeds from the Initial Public Offering held in the Trust Account. The Sponsor has entered into a letter agreement with the Company pursuant to which it has agreed to waive its redemption rights with respect to the Private Placement Shares in connection with the completion of the Business Combination or otherwise. The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Shares until 30 days after the completion of the Business Combination.

Available-for-Sale Debt Securities Held in the Trust Account

As of December 31, 2024, the fair value of the Company’s investments in U.S. government treasury bills held in the Trust Account at CF Secured was approximately $101,976,000. As of December 31, 2023, the Company did not have any investments.

Underwriter

Cantor Fitzgerald & Co. (“CF&Co.”), the lead underwriter of the Initial Public Offering, is an affiliate of the Sponsor (see Note 5).

CANTOR EQUITY PARTNERS, INC.

NOTES TO FINANCIAL STATEMENTS

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

Related Party Loans

On May 27, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to a promissory note (the “Original Note”). On June 12, 2023, the Company entered into an amended and restated Original Note (the “A&R Note”). On May 31, 2024, the Company entered into a second amended and restated Original Note (the “Pre-IPO Note”). Prior to the closing of the Initial Public Offering, the amount outstanding under the Pre-IPO Note was approximately $287,000. The Pre-IPO Note was non-interest bearing and was repaid in full upon completion of the Initial Public Offering. As of December 31, 2024 and 2023, the Company had $0 and approximately $182,000, respectively, outstanding under the Pre-IPO Note.

In order to finance transaction costs in connection with the Business Combination, the Sponsor has committed up to $1,750,000 in the Sponsor Loan to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor. The Sponsor Loan does not bear interest and is repayable by the Company to the Sponsor upon consummation of the Business Combination; provided that, pursuant to an amended and restated promissory note, at the Sponsor’s option, at any time beginning 60 days after the date of the Initial Public Offering, all or any portion of the amount outstanding under the Sponsor Loan may be converted into Class A ordinary shares at a conversion price of $10.00 per share. Otherwise, the Sponsor Loan would be repaid only out of funds held outside the Trust Account. As of December 31, 2024 and 2023, the Company had approximately $333,000 and $0, respectively, outstanding under the Sponsor Loan.

If the Sponsor Loan is insufficient to cover the working capital requirements of the Company, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of both December 31, 2024 and 2023, the Company had no borrowings under the Working Capital Loans.

In addition, the Sponsor has agreed to lend the Company up to $1,500,000 pursuant to a promissory note (the “Sponsor Note”) in connection with the consummation of the Business Combination, an extension of time for the Company to consummate the Business Combination or the Company’s liquidation (each, a “Redemption Event”), such that an amount equal to $0.15 per Public Share being redeemed in connection with the applicable Redemption Event will be added to the Trust Account and paid to the holders of the applicable redeemed shares on such Redemption Event. The Sponsor Note does not bear interest and will be repaid by the Company at the closing of the Business Combination. If the Company is unable to consummate the Business Combination, the Sponsor Note would be repaid only out of funds held outside of the Trust Account. The Sponsor has waived any claims against the Trust Account in connection with the Sponsor Note.

The Sponsor pays expenses on the Company’s behalf. The Company reimburses the Sponsor for such expenses paid on its behalf. The unpaid balance is included in Payable to related party on the Company’s balance sheets. As of December 31, 2024 and 2023, the Company had approximately $1,000 and $0, respectively, as payable outstanding to the Sponsor for such expenses paid on the Company’s behalf.

CANTOR EQUITY PARTNERS, INC.

NOTES TO FINANCIAL STATEMENTS

Administrative Support Agreement

The Company has agreed to pay $10,000 a month to the Sponsor for office space, administrative and shared personnel support services. Services commenced on August 13, 2024, the date the Class A ordinary shares were first listed on the Nasdaq Stock Market, and will terminate upon the earlier of the consummation by the Company of the Business Combination or the liquidation of the Company. During the years ended December 31, 2024 and 2023, the Company incurred approximately $46,000 and $0, respectively, for these services.

Independent Directors Compensation

Commencing on August 12, 2024, the Company compensates its independent directors through cash payments for their services on the Company’s board of directors. As a result, during the year ended December 31, 2024, the Company recognized approximately $23,000 of compensation expense on its statement of operations. The corresponding accrued compensation payable recognized on the Company’s balance sheet was approximately $23,000 as of December 31, 2024.

Note 5—Commitments and Contingencies

Registration Rights

Pursuant to a registration rights agreement entered into on August 12, 2024, the holders of Founder Shares (only after conversion of such shares to Class A ordinary shares), the Private Placement Shares and any Class A ordinary shares issued upon conversion of up to $1,750,000 of the Sponsor Loan are entitled to registration rights. These holders are entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Business Combination Marketing Agreement

The Company has engaged CF&Co. as an advisor in connection with the Company’s Business Combination (see Note 4).

Risks and Uncertainties

Management continues to evaluate the impact of the military conflicts in Ukraine and the Middle East on the financial markets and on the industry, and has concluded that while it is reasonably possible that the conflicts could have an effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CANTOR EQUITY PARTNERS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 6—Available-for-Sale Debt Securities

The following table presents the amortized cost, gross unrealized gains (losses), fair value and other information for the available-for-sale debt securities held in the Trust Account:

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government debt securities(1)(2)	$101,881,727	$177,761	$(83,125)	$101,976,363

(1)	Contractual maturities are one year or less.

(2)	No debt securities were in an unrealized loss position.

The Company did not have any sales of its available-for-sale debt securities during the year ended December 31, 2024.

Note 7—Shareholders’ Deficit

Class A Ordinary Shares – The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2024 and 2023, there were 300,000 and 0 Class A ordinary shares issued and outstanding, respectively, excluding 10,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares – The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. In November 2020, the Company issued 14,375,000 Class B ordinary shares to the Sponsor. On June 8, 2023 and February 21, 2024, the Sponsor surrendered, for no consideration, 7,906,250 and 3,593,750 Class B ordinary shares, respectively, which the Company cancelled, resulting in a decrease in the total number of Class B ordinary shares outstanding from 14,375,000 shares to 2,875,000 shares. Information contained in the financial statements has been retroactively adjusted for the surrenders and cancellations. In connection with the underwriter’s advising the Company that it would not be exercising the over-allotment option, on August 14, 2024 the Sponsor surrendered, for no consideration, 375,000 Class B ordinary shares, so that the issued and outstanding Class B ordinary shares represented 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (not including the Private Placement Shares). As a result, 2,500,000 Class B ordinary shares were issued and outstanding as of December 31, 2024.

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

Preference Shares – The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of both December 31, 2024 and 2023, there were no preference shares issued or outstanding.

CANTOR EQUITY PARTNERS, INC.

NOTES TO FINANCIAL STATEMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2024, and indicates the fair value hierarchy of the inputs that the Company utilized to determine such fair value.

December 31, 2024

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account – U.S. government debt securities	$101,976,363	$—	$—	$101,976,363
Total	$101,976,363	$—	$—	$101,976,363

As of December 31, 2024, Level 1 assets include a direct investment in the U.S. government treasury bills classified as available-for-sale debt securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

CANTOR EQUITY PARTNERS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 9—Segment Information

The Company has not yet commenced operations, thus all activity for the years ended December 31, 2024 and 2023 relates to the Company’s formation and the Initial Public Offering. The Company has identified its Chairman and Chief Executive Officer as the chief operating decision maker (“CODM”). The Company consists of one reportable segment, because the resource allocation and assessment of performance of the entity’s business activities by the CODM are performed using the entity-wide operating results. The net income (loss) is the measure of segment profit (loss) most consistent with U.S. GAAP that is regularly reviewed by the CODM to allocate resources and assess financial performance.

The Company does not have operating income and therefore, it does not have any operating revenues. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest. During the years ended December 31, 2024 and 2023, the Company earned approximately $1,882,000 and $0, respectively, of interest income on investments held in the Trust Account. The Company’s significant expenses were general and administrative expenses, which were approximately $298,000 and $253,000 for the years ended December 31, 2024 and 2023, respectively. The other expenses were administrative expenses paid to the Sponsor, which amounted to approximately $46,000 and $0 for the years ended December 31, 2024 and 2023, respectively. Refer to the Company’s statements of operations for additional information.

As of December 31, 2024 and 2023, the Company had total assets of approximately $102,370,000 and $0, respectively. See the Company’s balance sheets for additional information.

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued and determined that there have been no events that have occurred that would require adjustments to the disclosures in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated August 12, 2024, by and among the Company, CF&Co, as representative of the several underwriters, and the qualified independent underwriter named therein.(2)
1.2	Business Combination Marketing Agreement, dated August 12, 2024, by and between the Company and CF&Co.(2)
3.1	Amended and Restated Memorandum and Articles of Association.(2)
4.1	Specimen Class A ordinary shares certificate.(1)
4.2	Description of Registered Securities.*
10.1	Letter Agreement, dated August 12, 2024, by and among the Company, the Sponsor and each of the directors and executive officers of the Company.(2)
10.2	Investment Management Trust Agreement, dated August 12, 2024, by and between the Company and Continental, as trustee.(2)
10.3	Registration Rights Agreement, dated August 12, 2024, by and between the Company and the Sponsor.(2)
10.4	Expense Advance Agreement, dated August 12, 2024, by and between the Company and the Sponsor.(2)
10.5	Private Placement Shares Purchase Agreement, dated August 12, 2024, by and between the Company and the Sponsor.(2)
10.6	Form of Indemnity Agreement.(1)
10.7	Amended and Restated Promissory Note, dated November 5, 2024, issued to the Sponsor.(3)
10.8	Promissory Note, dated August 12, 2024, issued to the Sponsor.(2)
10.9	Administrative Services Agreement, dated August 12, 2024, by and between the Company and the Sponsor. (2)
14	Code of Ethics. (1)
19	Insider Trading Policy,*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Executive Compensation Clawback Policy.*
99.1	Audit Committee Charter.(1)
99.2	Compensation Committee Charter.(1)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1/A (File No. 333-280230), filed with the SEC on August 6, 2024.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 14, 2024.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, filed with the SEC on November 13, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2025	Cantor Equity Partners, Inc.

	By:	/s/ Brandon Lutnick
	Name:	Brandon Lutnick
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Brandon Lutnick	Chairman and Chief Executive Officer	March 28, 2025
Brandon Lutnick	(Principal Executive Officer)

/s/ Jane Novak	Chief Financial Officer	March 28, 2025
Jane Novak	(Principal Financial and Accounting Officer)

/s/ Danny Salinas	Director	March 28, 2025
Danny Salinas

/s/ Charlotte Blechman	Director	March 28, 2025
Charlotte Blechman

/s/ Robert Hochberg	Director	March 28, 2025
Robert Hochberg