Form 10-Q
period 2025-03-31
Cantor Equity Partners, Inc.
filed 2025-05-15
CIK 1865602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 15, 2025, there were 10,300,000 Class A ordinary shares, par value $0.0001 per share, and 2,500,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

CANTOR EQUITY PARTNERS, INC.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CANTOR EQUITY PARTNERS, INC.

CONDENSED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets:
Current Assets:
Cash	$25,000	$25,000
Prepaid expenses	292,000	228,250
Total Current Assets	317,000	253,250
Available-for-sale debt securities held in Trust Account, at fair value (amortized cost $103,042,287 and $101,881,727 as of March 31, 2025 and December 31, 2024, respectively)	103,062,623	101,976,363
Other assets	82,879	139,904
Total Assets	$103,462,502	$102,369,517

Liabilities and Shareholders’ Deficit:
Current Liabilities:
Accrued expenses	$403,237	$109,344
Notes payable – related party	489,653	332,992
Payable to related party	—	763
Total Liabilities	892,890	443,099

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 10,000,000 shares issued and outstanding at redemption value of $10.46 and $10.35 per share as of March 31, 2025 and December 31, 2024, respectively	104,562,670	103,476,372

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of both March 31, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 300,000 shares issued and outstanding (excluding 10,000,000 shares subject to possible redemption) as of both March 31, 2025 and December 31, 2024	30	30
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,500,000 shares issued and outstanding as of both March 31, 2025 and December 31, 2024, respectively	250	250
Additional paid-in capital	—	—
Accumulated deficit	(2,013,674)	(1,644,870)
Accumulated other comprehensive income	20,336	94,636
Total Shareholders’ Deficit	(1,993,058)	(1,549,954)

Total Liabilities, Commitments and Contingencies and Shareholders’ Deficit	$103,462,502	$102,369,517

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANTOR EQUITY PARTNERS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024

General and administrative costs	$413,105	$20,555
Administrative expenses - related party	30,000	—
Loss from operations	(443,105)	(20,555)
Interest income on investments held in the Trust Account	1,160,599	—
Net income (loss)	$717,494	$(20,555)

Weighted average number of ordinary shares outstanding:
Class A – Public shares	10,000,000	—
Class A – Private placement	300,000	—
Class B – Ordinary shares	2,500,000	2,500,000 (1)
Basic and diluted net income (loss) per share:
Class A - Public shares	$0.06	$—
Class A - Private placement	$0.06	$—
Class B - Ordinary shares	$0.06	$(0.01)

(1)	On August 14, 2024, 375,000 Class B ordinary shares were surrendered by the Sponsor for no consideration. This number has been retroactively adjusted to reflect the recapitalization of the Company in the form of the cancellation of 3,593,750 Class B ordinary shares on February 21, 2024 (See Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANTOR EQUITY PARTNERS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024

Net income (loss)	$717,494	$(20,555)
Other comprehensive loss:
Change in unrealized appreciation (depreciation) of available-for-sale debt securities	(74,300)	—
Total other comprehensive loss	(74,300)	—
Comprehensive income (loss)	$643,194	$(20,555)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANTOR EQUITY PARTNERS, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

For the Three Months Ended March 31, 2025

	Ordinary shares						Additional		Accumulated Other	Total
	Class A		Class B				Paid-In	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares		Amount		Capital	Deficit	Income	Deficit
Balance - December 31, 2024	300,000	$30	2,500,000	(1)	$250	(1)	$—	$(1,644,870)	$94,636	$(1,549,954)
Accretion of redeemable Class A ordinary shares to redemption value	—	—	—		—		—	(1,086,298)	—	(1,086,298)
Other comprehensive loss	—	—	—		—		—	—	(74,300)	(74,300)
Net income	—	—	—		—		—	717,494	—	717,494
Balance – March 31, 2025	300,000	$30	2,500,000		$250		$—	$(2,013,674)	$20,336	$(1,993,058)

For the Three Months Ended March 31, 2024

	Ordinary Shares						Additional		Accumulated Other	Total
	Class A		Class B				Paid-In	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares(1)		Amount(1)		Income	Deficit	Income	Deficit
Balance – December 31, 2023	—	$—	2,875,000	(2)	$288	(2)	$24,712	$(320,041)	$—	$(295,041)
Net loss	—	—	—		—		—	(20,555)	—	(20,555)
Balance – March 31, 2024	—	$—	2,875,000		$288		$24,712	$(340,596)	$—	$(315,596)

(1)	On August 14, 2024, 375,000 Class B ordinary shares were forfeited by the Sponsor (See Note 7).

(2)	The number of shares and the amount have been retroactively adjusted to reflect the recapitalization of the Company in the form of the cancellation of 3,593,750 Class B ordinary shares on February 21, 2024 (See Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANTOR EQUITY PARTNERS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$717,494	$(20,555)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party	70,898	—
Interest income on investments held in Trust Account	(1,160,599)	—
Changes in operating assets and liabilities:
Deferred offering costs	—	(10,086)
Prepaid expenses	21,250	—
Other assets	57,064	—
Accrued expenses	293,893	(6,984)
Net cash used in operating activities	—	(37,607)

Cash flows from investing activities:
Cash deposited in Trust Account	(37)	—
Maturity of available-for-sale debt securities held in Trust Account	102,481,700	—
Purchase of available-for-sale debt securities held in Trust Account	(102,481,663)	—
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Proceeds from Notes payable – related party	156,661	37,607
Payment on Payable to related party	(156,661)	—
Net cash provided by financing activities	—	37,607

Net change in Cash	—	—
Cash - beginning of the period	25,000	—
Cash - end of the period	$25,000	$—

Supplemental disclosure of non-cash activities:
Deferred offering costs included in Accrued expenses	$—	$10,068

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

As of March 31, 2025, the Company had not commenced operations. All activity through March 31, 2025 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest. During the three months ended March 31, 2025, the Company used the net proceeds derived from the Initial Public Offering and the Private Placement (as defined below) to generate non-operating income in the form of interest income from direct investments in U.S. government debt securities.

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

Failure to Consummate the Business Combination — The Company has until August 14, 2026, or until such earlier liquidation date as the Company’s board of directors may approve or such later date as the Company’s shareholders may approve pursuant to the Amended and Restated Memorandum and Articles (the “Combination Period”), to consummate the Business Combination. If the Company is unable to complete the Business Combination by the end of the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. As further described in Note 10, the Company entered into a Business Combination Agreement, dated April 22, 2025, by and among the Company, Twenty One (as defined in Note 10) and the other parties thereto, and the transactions contemplated thereby will be a Business Combination that is expected to be consummated prior to the end of the Combination Period. For more information regarding such proposed Business Combination, refer to the Company’s Forms 8-K filed with the SEC on April 23, 2025 and April 28, 2025 and the other filings the Company and Pubco may make from time to time with the SEC.

The Sponsor and the Company’s directors and officers have agreed to waive their liquidation rights from the Trust Account with respect to the Founder Shares and the Private Placement Shares held by them if the Company fails to complete the Business Combination within the Combination Period. However, if the Sponsor or any of the Company’s directors and officers acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete the Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than $10.15 per share (inclusive of $0.15 per redeemed share to be funded pursuant to the Sponsor Note) initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account below $10.15 per share. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm and the underwriters of the Initial Public Offering), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of both March 31, 2025 and December 31, 2024, the Company had $25,000 of cash in its operating account. As of March 31, 2025 and December 31, 2024, the Company had a working capital deficit of approximately $576,000 and approximately $190,000, respectively. As of March 31, 2025 and December 31, 2024, approximately $3,063,000 and $1,976,000, respectively, of the amount earned on funds held in the Trust Account was available to pay taxes, if any.

The Company’s liquidity needs through March 31, 2025 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, a loan of approximately $287,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the sale of the Private Placement Shares not held in the Trust Account and the Sponsor Loan (as defined below). The Company fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with the Business Combination, the Sponsor agreed to loan the Company up to $1,750,000 to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Business Combination (the “Sponsor Loan”), of which approximately $490,000 and $333,000 has been drawn by the Company as of March 31, 2025 and December 31, 2024, respectively. If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 4). As of both March 31, 2025 and December 31, 2024, the Company did not have any borrowings under the Working Capital Loans.

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

Basis of Presentation

The unaudited condensed financial statements are presented in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2025 and the results of operations, comprehensive income (loss) and cash flows for the periods presented. Certain information and disclosures normally included in unaudited condensed financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year or any future period. The unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed by the Company with the SEC on March 28, 2025. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Such estimates may be subject to change as more current information becomes available, and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments (if any) with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account or the Trust Account as of both March 31, 2025 and December 31, 2024.

Available-for-Sale Debt Securities

The Company’s investments held in the Trust Account as of both March 31, 2025 and December 31, 2024 comprised of a direct investment in U.S. government treasury bills.

The Company accounts for its investment in debt securities in accordance with the guidance in ASC 320, Investments — Debt and Equity Securities. When the Company has the ability and positive intent to hold debt securities until maturity, such securities are classified as held-to-maturity and carried at amortized cost. None of the Company’s debt securities met the criteria for held-to-maturity classification as of both March 31, 2025 and December 31, 2024. As the Company does not have the ability or positive intent to hold its debt securities until maturity, the securities are classified as available-for-sale. Unrealized gains and losses from available-for-sale debt securities carried at fair value are reported as a separate component of Accumulated other comprehensive income (loss) in shareholders’ deficit. Interest income recognized on the unaudited condensed statements of operations reflects accretion of discount. Investments in debt securities are recorded on a trade-date basis.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in financial institutions which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage limit of $250,000 and investments in the U.S. government debt securities held in the Trust Account. For both the three months ended March 31, 2025 and 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of both March 31, 2025 and December 31, 2024, 10,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity outside of the shareholders’ deficit section of the Company’s condensed balance sheets. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value of redeemable Class A ordinary shares. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A ordinary shares also resulted in charges against Additional paid-in capital and Accumulated deficit.

As of March 31, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption, as presented in the accompanying balance sheets, are reconciled in the following table:

Gross proceeds	$100,000,000
Less:
Issuance costs allocated to Class A ordinary shares	(2,410,968)
Plus:
Accretion of carrying value to redemption value	5,887,340
Class A ordinary shares subject to possible redemption, December 31, 2024	$103,476,372
Plus:
Accretion of carrying value to redemption value	1,086,298
Class A ordinary shares subject to possible redemption, March 31, 2025	$104,562,670

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended March 31, 2025			For the Three Months Ended March 31, 2024
	Class A – Public shares	Class A – Private placement shares	Class B – Ordinary shares	Class A – Public shares	Class A – Private placement shares	Class B – Ordinary shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$560,542	$16,816	$140,136	$—	$—	$(20,555)
Denominator:
Basic and diluted weighted average number of ordinary shares outstanding	10,000,000	300,000	2,500,000	—	—	2,500,000
Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$0.06	$—	$—	$(0.01)

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

The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. As of both March 31, 2025 and December 31, 2024, the Company has not recorded any amounts related to uncertain tax positions.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company recorded no income tax provision for the periods presented.

Segment Reporting

The Company has one reportable segment. See Note 9 – Segment Information for additional information.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance was issued in response to requests from investors for companies to disclose more information about their financial performance at the segment level. The ASU does not change how a public entity identifies its operating segments, aggregates them or applies the quantitative thresholds to determine its reportable segments. The standard requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis, and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that were previously required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures previously required under ASC 280. The Company adopted the standard on the required effective date for the financial statements issued for the annual reporting periods beginning on January 1, 2024 and applies the guidance for the interim periods beginning on January 1, 2025. The adoption of the new guidance did not have an impact on the Company’s unaudited condensed financial statements.

In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. The Conceptual Framework establishes concepts that the FASB considers in developing standards. The ASU was issued to remove references to the Conceptual Framework in the Codification. The FASB noted that references to the Concepts Statements in the Codification could have implied that the Concepts Statements are authoritative. Also, some of the references removed were to Concepts Statements that are superseded. The Company adopted the standard on the required effective date beginning on January 1, 2025 using a prospective transition method for all new transactions recognized on or after the effective date. The adoption of this guidance did not have a material impact on the Company’s unaudited condensed financial statements.

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

SEC Rule on Climate-Related Disclosures

In March 2024, the SEC adopted final rules relating to The Enhancement and Standardization of Climate-Related Disclosures for Investors, that would require registrants to provide climate-related disclosures in a note to their audited financial statements. The disclosures under the final rules would include certain effects of severe weather events and other natural conditions, including the aggregate amounts and where in the financial statements they are presented. If carbon offsets or renewable energy credits or certificates (“RECs”) are deemed a material component of the registrant’s plans to achieve its disclosed climate-related targets, registrants would be required to disclose information about the offsets and RECs. Registrants would also be required to disclose whether and how (1) exposures to risks and uncertainties associated with, or known impacts from, severe weather events and other natural conditions and (2) any disclosed climate-related targets or transition plans materially impacted the estimates and assumptions used in preparing the financial statements. Finally, registrants would be required to disclose additional contextual information about the above disclosures, including how each financial statement effect was derived and the accounting policy decisions made to calculate the effects, for the most recently completed fiscal year and, if previously disclosed or required to be disclosed, for the historical fiscal year for which audited consolidated financial statements are included in the filing. In April 2024, the SEC released an order staying the rules pending judicial review of all of the petitions challenging the rules and in March 2025, the SEC voted to end its defense of the rules. Absent these developments, the rules would have been effective for the Company upon its registration under the Exchange Act on August 12, 2024 and phased in starting in 2027. Management is continuing to monitor the developments pertaining to the rules and any resulting potential impacts on the Company’s unaudited condensed financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company's unaudited condensed financial statements.

Note 3—Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 10,000,000 Class A ordinary shares at a price of $10.00 per share. In connection with the underwriter advising the Company that it would not be exercising the over-allotment option, the Sponsor surrendered, for no consideration, 375,000 Class B ordinary shares of the Company, par value $0.0001 per share (“Class B ordinary shares”), so that the issued and outstanding Class B ordinary shares represented 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (not including the Private Placement Shares).

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

Private Placement Shares

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 300,000 Private Placement Shares at a price of $10.00 per Private Placement Share ($3,000,000 in the aggregate) in the Private Placement. The net proceeds from the Private Placement were added to the net proceeds from the Initial Public Offering held in the Trust Account. The Sponsor has entered into a letter agreement with the Company pursuant to which it has agreed to waive its redemption rights with respect to the Private Placement Shares in connection with the completion of the Business Combination or otherwise. The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Shares until 30 days after the completion of the Business Combination.

Available-for-Sale Debt Securities Held in the Trust Account

As of March 31, 2025 and December 31, 2024, the fair value of the Company’s investments in U.S. government treasury bills held in the Trust Account at CF Secured was approximately $103,063,000 and $101,976,000, respectively.

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

Related Party Loans

On May 27, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to the Pre-IPO Note, which was amended and restated on June 12, 2023 and on May 31, 2024. Prior to the closing of the Initial Public Offering, the amount outstanding under the Pre-IPO Note was approximately $287,000. The Pre-IPO Note was non-interest bearing and was repaid in full upon completion of the Initial Public Offering.

In order to finance transaction costs in connection with the Business Combination, the Sponsor has committed up to $1,750,000 in the Sponsor Loan to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor. The Sponsor Loan does not bear interest and is repayable by the Company to the Sponsor upon consummation of the Business Combination; provided that, pursuant to an amended and restated promissory note, at the Sponsor’s option, at any time beginning 60 days after the date of the Initial Public Offering, all or any portion of the amount outstanding under the Sponsor Loan may be converted into Class A ordinary shares at a conversion price of $10.00 per share. Otherwise, the Sponsor Loan would be repaid only out of funds held outside the Trust Account. As of March 31, 2025 and December 31, 2024, the Company had approximately $490,000 and $333,000, respectively, outstanding under the Sponsor Loan.

If the Sponsor Loan is insufficient to cover the working capital requirements of the Company, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of both March 31, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.

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

The Sponsor pays expenses on the Company’s behalf. The Company reimburses the Sponsor for such expenses paid on its behalf. The unpaid balance is included in Payable to related party on the Company’s condensed balance sheets. As of March 31, 2025 and December 31, 2024, the Company had $0 and approximately $1,000, respectively, as payable outstanding to the Sponsor for such expenses paid on the Company’s behalf.

Administrative Support Agreement

The Company has agreed to pay $10,000 a month to the Sponsor for office space, administrative and shared personnel support services. Services commenced on August 13, 2024, the date the Class A ordinary shares were first listed on the Nasdaq Stock Market and will terminate upon the earlier of the consummation by the Company of the Business Combination or the liquidation of the Company. During the three months ended March 31, 2025 and 2024, the Company incurred $30,000 and $0, respectively, for these services.

Independent Directors Compensation

Commencing on August 12, 2024, the Company compensates its independent directors through cash payments for their services on the Company’s board of directors. As a result, during the three months ended March 31, 2025 and 2024, the Company recognized $25,000 and $0, respectively, of compensation expense on its unaudited condensed statements of operations. The corresponding accrued compensation payable recognized on the Company’s condensed balance sheets was $25,000 and $0 as of March 31, 2025 and December 31, 2024, respectively.

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

Business Combination Marketing Agreement

The Company has engaged CF&Co. as an advisor in connection with the Business Combination (see Note 4).

Risks and Uncertainties

The Company’s results of operations and its ability to complete the Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond the Company’s control. The Company’s results of operations and its ability to consummate the Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. Management continues to evaluate the impact of these factors and has concluded that while it is reasonably possible that these factors could have an effect on the Company’s financial position, results of its operations and completion of the Business Combination, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 6—Available-for-Sale Debt Securities

The following tables present the amortized cost, gross unrealized gains (losses), fair value and other information for the available-for-sale debt securities held in the Trust Account:

March 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government debt securities(1) (2)	$103,042,287	$44,863	$(24,527)	$103,062,623

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government debt securities(1) (2)	$101,881,727	$177,761	$(83,125)	$101,976,373

(1)	Contractual maturities are one year or less.

(2)	No debt securities were in an unrealized loss position.

The Company did not have any sales of its available-for-sale debt securities during the three months ended March 31, 2025 and 2024.

Note 7—Shareholders’ Deficit

Class A Ordinary Shares – The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of both March 31, 2025 and December 31, 2024, there were 300,000 Class A ordinary shares issued and outstanding, excluding 10,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares – The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. In November 2020, the Company issued 14,375,000 Class B ordinary shares to the Sponsor. On June 8, 2023 and February 21, 2024, the Sponsor surrendered, for no consideration, 7,906,250 and 3,593,750 Class B ordinary shares, respectively, which the Company cancelled, resulting in a decrease in the total number of Class B ordinary shares outstanding from 14,375,000 shares to 2,875,000 shares. Information contained in the financial statements has been retroactively adjusted for the surrenders and cancellations. In connection with the underwriter advising the Company that it would not be exercising the over-allotment option, on August 14, 2024 the Sponsor surrendered, for no consideration 375,000 Class B ordinary shares, so that the issued and outstanding Class B ordinary shares represented 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (not including the Private Placement Shares). As a result, 2,500,000 Class B ordinary shares were issued and outstanding as of both March 31, 2025 and December 31, 2024.

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

Preference Shares – The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of both March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, and indicate the fair value hierarchy of the inputs that the Company utilized to determine such fair value.

March 31, 2025

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account – U.S. government debt securities	$103,062,623	$—	$—	$103,062,623
Total	$103,062,623	$—	$—	$103,062,623

 December 31, 2024

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account – U.S. government debt securities	$101,976,363	$—	$—	$101,976,363
Total	$101,976,363	$—	$—	$101,976,363

As of March 31, 2025 and December 31, 2024, Level 1 assets include a direct investment in the U.S. government treasury bills classified as available-for-sale debt securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Note 9—Segment Information

The Company has not yet commenced operations, thus all activity for the three months ended March 31, 2025 and 2024 relates to the Company’s formation, the Initial Public Offering, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company has identified its Chairman and Chief Executive Officer as the chief operating decision maker (the “CODM”). The Company consists of one reportable segment, because the resource allocation and assessment of performance of the entity’s business activities by the CODM are performed using the entity-wide operating results. The net income (loss) is the measure of segment profit (loss) most consistent with U.S. GAAP that is regularly reviewed by the CODM to allocate resources and assess financial performance.

The Company does not have operating income and therefore, it does not have any operating revenues. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest. During the three months ended March 31, 2025 and 2024, the Company earned approximately $1,160,000 and $0, respectively, of interest income on investments held in the Trust Account. The Company’s significant expenses were general and administrative expenses, which were approximately $413,000 and approximately $21,000 for the three months ended March 31, 2025 and 2024, respectively. The other expenses were administrative expenses paid to the Sponsor, which amounted to $30,000 and $0 for the three months ended March 31, 2025 and 2024, respectively. Refer to the Company’s unaudited condensed statements of operations for additional information.

As of March 31, 2025 and December 31, 2024, the Company had total assets of approximately $103,463,000 and $102,370,000, respectively. See the Company’s condensed balance sheets for additional information.

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued and determined that, other than as described below, there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

On April 22, 2025, the Company entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) by and among (i) the Company, (ii) Twenty One Capital, Inc., a Texas corporation (“Pubco”), (iii) Twenty One Assets, LLC, a Delaware limited liability company (the “Twenty One”), (iv) Twenty One Merger Sub D, a Cayman Islands exempted company (“SPAC Merger Sub”), (v) Tether Investments, S.A. de C.V., an El Salvador Sociedad anónima de capital variable, (vi) iFinex, Inc., a British Virgin Islands company and (vii) with respect to certain sections specified in the Business Combination Agreement, Stellar Beacon LLC, a Delaware limited liability company.

Pursuant to the Business Combination Agreement, and subject to the terms and conditions set forth therein, upon the consummation of the transactions contemplated by the Business Combination Agreement, (a) the Company will merge with and into SPAC Merger Sub, with SPAC Merger Sub continuing as the surviving entity (the “SPAC Merger”) and Company shareholders receiving one share of Pubco Class A common stock for each Class A ordinary share held by such shareholder; and (b) Twenty One will merge with and into a Delaware corporation to be formed by the Company after the date of the Business Combination Agreement (“Twenty One Merger Sub”), with Twenty One Merger Sub continuing as the surviving company (the “Twenty One Merger” and, together with the SPAC Merger, the “Mergers”) and with the members of Twenty One receiving shares of Pubco common stock in exchange for their membership interests in Twenty One. As a result of the Mergers and the other transactions contemplated by the Business Combination Agreement (the “Transactions”), SPAC Merger Sub and Twenty One Merger Sub will become wholly-owned subsidiaries of Pubco and Pubco will become a publicly traded company, all upon the terms and subject to the conditions set forth in the Business Combination Agreement.

Contemporaneously with the execution of the Business Combination Agreement, (a) certain investors, the Sponsor and CF&Co. (collectively, the “Convertible Note Investors”) agreed to make a private investment in Pubco by purchasing convertible notes (“Convertible Notes”) with an aggregate principal amount of $385,000,000 (the “Convertible Notes PIPE”), pursuant to subscription agreements for the Convertible Notes PIPE or, with respect to the Sponsor and CF&Co., other agreements with the Company and Pubco, and (b) certain investors have agreed to make a private investment in the Company by purchasing Class A ordinary shares in the aggregate amount of $200,000,000, payable in either cash or Bitcoin (the “Equity PIPE”), pursuant to subscription agreements for the Equity PIPE. Pubco has also granted the Convertible Note Investors an option to purchase additional Convertible Notes in an aggregate amount of up to $100,000,000, exercisable within 30 days of April 22, 2025.

Certain existing agreements of the Company will be amended or amended and restated in connection with the Transactions.

For more information regarding the proposed business combination, refer to the Company’s Forms 8-K filed with the SEC on April 23, 2025 and April 28, 2025 and the other filings the Company and Pubco may make from time to time with the SEC.

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

In March 2024, the SEC adopted final rules relating to The Enhancement and Standardization of Climate-Related Disclosures for Investors, that would require registrants to provide climate-related disclosures in registration statements and certain periodic reports. The final rules set forth requirements for disclosure of material climate-related risks, mitigation activities, targets and goals, and governance. The rules also require disclosure of certain greenhouse gas emissions metrics and attestation of emissions disclosures. Subsequent to the issuance of the final rules, in April 2024, the SEC has released an order staying the final rules pending judicial review of all of the petitions challenging the rules and in March 2025, the SEC voted to end its defense of the rules. We are continuing to monitor the developments pertaining to the rules. However, if these reporting requirements are implemented following the completion of judicial review, they may significantly increase the complexity of our periodic reporting as a U.S. public company.

On April 22, 2025, we entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) by and among (i) us, (ii) Twenty One Capital, Inc., a Texas corporation (“Pubco”), (iii) Twenty One Assets, LLC, a Delaware limited liability company (the “Twenty One”), (iv) Twenty One Merger Sub D, a Cayman Islands exempted company (“SPAC Merger Sub”), (v) Tether Investments, S.A. de C.V., an El Salvador Sociedad anónima de capital variable, (vi) iFinex, Inc., a British Virgin Islands company and (vii) with respect to certain sections specified in the Business Combination Agreement, Stellar Beacon LLC, a Delaware limited liability company.

Pursuant to the Business Combination Agreement, and subject to the terms and conditions set forth therein, upon the consummation of the transactions contemplated by the Business Combination Agreement, (a) we will merge with and into SPAC Merger Sub, with SPAC Merger Sub continuing as the surviving entity (the “SPAC Merger”) and our shareholders receiving one share of Pubco Class A common stock for each Class A ordinary share held by such shareholder; and (b) Twenty One will merge with and into a Delaware corporation to be formed by us after the date of the Business Combination Agreement (“Twenty One Merger Sub”), with Twenty One Merger Sub continuing as the surviving company (the “Twenty One Merger” and, together with the SPAC Merger, the “Mergers”) and with the members of Twenty One receiving shares of Pubco common stock in exchange for their membership interests in Twenty One. As a result of the Mergers and the other transactions contemplated by the Business Combination Agreement (the “Transactions”), SPAC Merger Sub and Twenty One Merger Sub will become wholly-owned subsidiaries of Pubco and Pubco will become a publicly traded company, all upon the terms and subject to the conditions set forth in the Business Combination Agreement.

Contemporaneously with the execution of the Business Combination Agreement, (a) certain investors, the Sponsor and Cantor Fitzgerald & Co. (“CF&Co.” and, together with such investors and the Sponsor, the “Convertible Note Investors”) agreed to make a private investment in Pubco by purchasing convertible notes (“Convertible Notes”) with an aggregate principal amount of $385,000,000 (the “Convertible Notes PIPE”), pursuant to subscription agreements for the Convertible Notes PIPE or, with respect to the Sponsor and CF&Co., other agreements with us and Pubco, and (b) certain investors have agreed to make a private investment in us by purchasing Class A ordinary shares in the aggregate amount of $200,000,000, payable in either cash or Bitcoin (the “Equity PIPE”), pursuant to subscription agreements for the Equity PIPE. Pubco has also granted the Convertible Note Investors an option to purchase additional Convertible Notes in an aggregate amount of up to $100,000,000, exercisable within 30 days of April 22, 2025.

Certain of our existing agreements will be amended or amended and restated in connection with the Transactions.

For more information regarding the proposed business combination, refer to the Forms 8-K that we filed with the SEC on April 23, 2025 and April 28, 2025 and the other filings we and Pubco may make from time to time with the SEC.

Liquidity and Capital Resources

As of both March 31, 2025 and December 31, 2024, we had approximately $25,000 of cash in our operating account. As of March 31, 2025 and December 31, 2024, we had a working capital deficit of approximately $576,000 and approximately $190,000, respectively. As of March 31, 2025 and December 31, 2024, approximately $3,063,000 and $1,976,000, respectively, of the amount earned on funds held in the Trust Account was available to pay taxes, if any.

Our liquidity needs through March 31, 2025 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of our Class B ordinary shares, a loan of approximately $287,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the consummation of the Private Placement with the Sponsor not held in the Trust Account and the Sponsor Loan (as defined below). We fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor has committed to loan us up to $1,750,000 to fund our expenses relating to investigating and selecting a target business and other working capital requirements (the “Sponsor Loan”), of which approximately $490,000 and $333,000 had been drawn by us as of March 31, 2025 and December 31, 2024, respectively.

If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us additional loans (“Working Capital Loans”). As of both March 31, 2025 and December 31, 2024, we did not have any borrowings under the Working Capital Loans.

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

Results of Operations

Our entire activity from inception through March 31, 2025 related to our formation, the Initial Public Offering, and to our efforts toward locating and completing a suitable Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of the Business Combination. We have generated non-operating income in the form of interest income on amounts held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had net income of approximately $717,000, which consisted of approximately $1,160,000 of interest income on investments held in the Trust Account, partially offset by approximately $413,000 of general and administrative expenses, and $30,000 of administrative expenses paid to the Sponsor.

For the three months ended March 31, 2024, we had a net loss of approximately $21,000, which resulted from approximately $21,000 of general and administrative expenses.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete the Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our results of operations and our ability to consummate the Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete the Business Combination.

Contractual Obligations

Business Combination Marketing Agreement

We engaged CF&Co., an affiliate of the Sponsor, as an advisor in connection with the Business Combination to assist us in holding meetings with our shareholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities and assist us with our press releases and public filings in connection with the Business Combination. We will pay CF&Co. a cash fee for such services upon the consummation of the Business Combination in an amount of $3,500,000, which is equal to 3.5% of the gross proceeds of the Initial Public Offering.

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

As of March 31, 2025 and December 31, 2024, we had approximately $490,000 and $333,000, respectively, under the Sponsor Loan. As of both March 31, 2025 and December 31, 2024, we had no borrowings under the Working Capital Loans or the Sponsor Note.

The Sponsor pays expenses on our behalf and we reimburse the Sponsor for such expenses paid on our behalf. As of March 31, 2025 and December 31, 2024, we had $0 and approximately $1,000, respectively, as payable outstanding to the Sponsor for such expenses paid on our behalf.

Available-for-Sale Debt Securities Held in the Trust Account

As of March 31, 2025 and December 31, 2024, the fair value of our investments in U.S. government treasury bills held in the Trust Account at CF Secured was approximately $103,063,000 and $101,976,000, respectively.

Critical Accounting Policies and Estimates

We have identified the following as our critical accounting policies:

Use of Estimates

The preparation of our unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our condensed balance sheets, unaudited condensed statements of operations, unaudited condensed statements of comprehensive income, unaudited condensed statements of shareholders’ deficit and unaudited condensed statements of cash flows could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act of 1933, as amended (the “Securities Act”) declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our unaudited condensed financial statements with another public company, which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standard used.

Class A Ordinary Shares Subject to Possible Redemption

We account for the Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of both March 31, 2025 and December 31, 2024, 10,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity outside of the shareholders’ deficit section of our condensed balance sheets. We recognize any subsequent changes in redemption value immediately as they occur and adjust the carrying value of redeemable Class A ordinary shares to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value of redeemable Class A ordinary shares. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A ordinary shares also resulted in charges against Additional paid-in capital and Accumulated deficit.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

CANTOR EQUITY PARTNERS, INC.

Date: May 15, 2025	By:	/s/ Brandon Lutnick
	Name:	Brandon Lutnick
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Jane Novak
	Name:	Jane Novak
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)