Form 10-Q
period 2025-06-30
Cantor Equity Partners, Inc.
filed 2025-08-13
CIK 1865602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 13, 2025, there were 10,300,000 Class A ordinary shares, par value $0.0001 per share, and 2,500,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

CANTOR EQUITY PARTNERS, INC.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CANTOR EQUITY PARTNERS, INC.

CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets:
Current Assets:
Cash	$25,000	$25,000
Prepaid expenses	270,750	228,250
Total Current Assets	295,750	253,250
Available-for-sale debt securities held in Trust Account, at fair value (amortized cost $104,153,703 and $101,881,727 as of June 30, 2025 and December 31, 2024, respectively)	104,166,637	101,976,363
Other assets	25,876	139,904
Total Assets	$104,488,263	$102,369,517

Liabilities and Shareholders’ Deficit:
Current Liabilities:
Accrued expenses	$801,757	$109,344
Notes payable – related party	645,543	332,992
Payable to related party	—	763
Total Liabilities	1,447,300	443,099

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 10,000,000 shares issued and outstanding at redemption value of $10.57 and $10.35 per share as of June 30, 2025 and December 31, 2024, respectively	105,666,742	103,476,372

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of both June 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 300,000 shares issued and outstanding (excluding 10,000,000 shares subject to possible redemption) as of both June 30, 2025 and December 31, 2024	30	30
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,500,000 shares issued and outstanding as of both June 30, 2025 and December 31, 2024	250	250
Additional paid-in capital	—	—
Accumulated deficit	(2,638,993)	(1,644,870)
Accumulated other comprehensive income	12,934	94,636
Total Shareholders’ Deficit	(2,625,779)	(1,549,954)

Total Liabilities, Commitments and Contingencies and Shareholders’ Deficit	$104,488,263	$102,369,517

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANTOR EQUITY PARTNERS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

General and administrative costs	$602,720	$14,790	$1,015,825	$35,345
Administrative expenses - related party	30,000	—	60,000	—
Loss from operations	(632,720)	(14,790)	(1,075,825)	(35,345)
Interest income on investments held in the Trust Account	1,111,473	—	2,272,072	—
Net income (loss)	$478,753	$(14,790)	$1,196,247	$(35,345)

Weighted average number of ordinary shares outstanding:
Class A – Public shares	10,000,000	—	10,000,000	—
Class A – Private placement	300,000	—	300,000	—
Class B – Ordinary shares	2,500,000	2,500,000 (1)	2,500,000	2,500,000	(1)(2)
Basic and diluted net income (loss) per share:
Class A – Public shares	$0.04	$—	$0.09	$—
Class A – Private placement	$0.04	$—	$0.09	$—
Class B – Ordinary shares	$0.04	$(0.01)	$0.09	$(0.01)

(1)	On August 14, 2024, 375,000 Class B ordinary shares were surrendered by the Sponsor for no consideration (See Note 7).
(2)	This number has been retroactively adjusted to reflect the recapitalization of the Company in the form of the cancellation of 3,593,750 Class B ordinary shares on February 21, 2024 (See Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANTOR EQUITY PARTNERS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Net income (loss)	$478,753	$(14,790)	$1,196,247	$(35,345)
Other comprehensive loss:
Change in unrealized depreciation of available-for-sale debt securities	(7,402)	—	(81,702)	—
Total other comprehensive loss	(7,402)	—	(81,702)	—
Comprehensive income (loss)	$471,351	$(14,790)	$1,114,545	$(35,345)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANTOR EQUITY PARTNERS, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

For the Three and Six Months Ended June 30, 2025

	Ordinary shares						Additional		Accumulated Other	Total
	Class A		Class B				Paid-In	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares		Amount		Capital	Deficit	Income	Deficit
Balance – December 31, 2024	300,000	$30	2,500,000	(1)	$250	(1)	$—	$(1,644,870)	$94,636	$(1,549,954)
Accretion of redeemable Class A ordinary shares to redemption value	—	—	—		—		—	(1,086,298)	—	(1,086,298)
Other comprehensive loss	—	—	—		—		—	—	(74,300)	(74,300)
Net income	—	—	—		—		—	717,494	—	717,494
Balance – March 31, 2025	300,000	$30	2,500,000		$250		$—	$(2,013,674)	$20,336	$(1,993,058)
Accretion of redeemable Class A ordinary shares to redemption value	—	—	—		—		—	(1,104,072)	—	(1,104,072)
Other comprehensive loss	—	—	—		—		—	—	(7,402)	(7,402)
Net income	—	—	—		—		—	478,753	—	478,753
Balance – June 30, 2025	300,000	$30	2,500,000		$250		$—	$(2,638,993)	$12,934	$(2,625,779)

For the Three and Six Months Ended June 30, 2024

	Ordinary Shares						Additional		Accumulated Other	Total
	Class A		Class B				Paid-In	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares(1)		Amount(1)		Income	Deficit	Income	Deficit
Balance – December 31, 2023	—	$—	2,875,000	(2)	$288	(2)	$24,712	$(320,041)	$—	$(295,041)
Net loss	—	—	—		—		—	(20,555)	—	(20,555)
Balance – March 31, 2024	—	$—	2,875,000		$288		$24,712	$(340,596)	$—	$(315,596)
Net loss	—	—	—		—		—	(14,790)	—	(14,790)
Balance – June 30, 2024	—	$—	2,875,000		$288		$24,712	$(355,386)	$—	$(330,386)

(1)	On August 14, 2024, 375,000 Class B ordinary shares were forfeited by the Sponsor (See Note 7).
(2)	The number of shares and the amount have been retroactively adjusted to reflect the recapitalization of the Company in the form of the cancellation of 3,593,750 Class B ordinary shares on February 21, 2024 (See Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANTOR EQUITY PARTNERS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$1,196,247	$(35,345)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party	226,788	—
Interest income on investments held in Trust Account	(2,272,072)	—
Changes in operating assets and liabilities:
Deferred offering costs	—	(42,672)
Prepaid expenses	42,500	—
Other assets	114,028	—
Accrued expenses	692,413	(12,187)
Net cash used in operating activities	(96)	(90,204)

Cash flows from investing activities:
Maturity of available-for-sale debt securities held in Trust Account	206,389,300	—
Purchase of available-for-sale debt securities held in Trust Account	(206,389,204)	—
Net cash provided by investing activities	96	—

Cash flows from financing activities:
Proceeds from Notes payable – related party	312,551	90,204
Payment on Payable to related party	(312,551)	—
Net cash provided by financing activities	—	90,204

Net change in Cash	—	—
Cash - beginning of the period	25,000	—
Cash - end of the period	$25,000	$—

Supplemental disclosure of non-cash activities:
Deferred offering costs included in Accrued expenses	$—	$10,630

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

As of June 30, 2025, the Company had not commenced operations. All activity through June 30, 2025 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest. During the three and six months ended June 30, 2025, the Company used the net proceeds derived from the Initial Public Offering and the Private Placement (as defined below) to generate non-operating income in the form of interest income from direct investments in U.S. government debt securities.

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

Business Combination Agreement — On April 22, 2025, the Company entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) by and among (i) the Company, (ii) Twenty One Capital, Inc., a Texas corporation (“Pubco”), (iii) Twenty One Assets, LLC, a Delaware limited liability company (the “Twenty One”), (iv) Twenty One Merger Sub D, a Cayman Islands exempted company (“SPAC Merger Sub”), (v) Tether Investments, S.A. de C.V., an El Salvador Sociedad anónima de capital variable (“Tether”), (vi) iFinex, Inc., a British Virgin Islands company (“Bitfinex”), and (vii) with respect to certain sections specified in the Business Combination Agreement, Stellar Beacon LLC, a Delaware limited liability company (“SoftBank”).

Pursuant to the Business Combination Agreement, and subject to the terms and conditions set forth therein, upon the consummation of the transactions contemplated by the Business Combination Agreement, (a) the Company will merge with and into SPAC Merger Sub, with SPAC Merger Sub continuing as the surviving entity (the “SPAC Merger”) and Company shareholders receiving one share of Pubco Class A common stock for each Class A ordinary share held by such shareholder; and (b) Twenty One will merge with and into CEP Merger Sub C, Inc., a Delaware corporation and an indirect wholly owned subsidiary of the Company (“Twenty One Merger Sub”), with Twenty One Merger Sub continuing as the surviving company (the “Twenty One Merger” and, together with the SPAC Merger, the “Mergers”) and with the members of Twenty One receiving shares of Pubco common stock in exchange for their membership interests in Twenty One. As a result of the Mergers and the other transactions contemplated by the Business Combination Agreement (the “Transactions”), SPAC Merger Sub and Twenty One Merger Sub will become wholly-owned subsidiaries of Pubco and Pubco will become a publicly traded company, all upon the terms and subject to the conditions set forth in the Business Combination Agreement.

Contemporaneously with the execution of the Business Combination Agreement, the Company and Pubco entered into (i) subscription agreements (the “Convertible Note Subscription Agreements”) with certain investors (the “Convertible Note Investors”), pursuant to which the Convertible Note Investors agreed to acquire, in a private placement, 1.00% convertible senior secured notes of Pubco (the “Convertible Notes”) in an aggregate principal amount of $340,200,000 (the “Subscription Notes”), which number excludes the option (the “Option”) granted to the Convertible Note Investors to purchase additional Convertible Notes up to an aggregate principal amount of $100,000,000 included in the Convertible Note Subscription Agreements, which Option was exercised in full by certain of the Convertible Note Investors and the Sponsor on May 22, 2025 (the Convertible Notes to be issued pursuant to the Option, the “Option Notes” and the purchase and sale of the Subscription Notes and Option Notes, the “Convertible Notes PIPE”), (ii) subscription agreements (the “April Equity PIPE Subscription Agreements”) with certain investors (the “April Equity PIPE Investors”), pursuant to which April Equity PIPE Investors agreed to purchase, in a private placement, 20,000,000 Class A ordinary shares, for an aggregate purchase price of $200,000,000 ($10.00 per share), payable in either cash or Bitcoin (the “April Equity PIPE”), (iii) that certain sponsor support agreement with the Sponsor, as amended by the Sponsor Support Agreement Amendment (as defined below), the “Sponsor Support Agreement”), pursuant to which, among other matters, Pubco and the Sponsor agreed to enter into a Securities Exchange Agreement at the closing of the Transactions (the “Closing”), pursuant to which the Sponsor will exchange a number of its shares of Class A common stock of Pubco, par value $0.01 per share (“Pubco Class A Stock”), in exchange for Convertible Notes (such exchanged Convertible Notes, the “Exchange Notes”) and (iv) the PIPE Engagement Letter (as defined in Note 4) with Cantor Fitzgerald & Co. (“CF&Co.”), pursuant to which, among other matters, CF&Co. may be entitled to receive Convertible Notes on the terms set forth therein (the “Engagement Letter Notes”). In connection with the exercise of the Option, on May 22, 2025, the Sponsor entered into the Sponsor Convertible Note Subscription Agreement (as defined in Note 4) on substantially the same terms as the Convertible Note Subscription Agreements with respect to its pro rata allotment of the Option Notes.

On June 19, 2025, the Company and Pubco entered into subscription agreements (the “June Equity PIPE Subscription Agreements”) with certain investors (the “June Equity PIPE Investors”), pursuant to which the June Equity PIPE Investors agreed to purchase, in a private placement, 7,857,143 Class A ordinary shares for an aggregate purchase price of $165,000,000 ($21.00 per share), payable in either cash or Bitcoin (the “June Equity PIPE” and, together with the April Equity PIPE and the Convertible Notes PIPE, the “PIPE Investments”).

On June 25, 2025, the Company, Pubco and the Sponsor entered into Amendment No. 1 to Sponsor Support Agreement (the “Sponsor Support Agreement Amendment”), which amends the Sponsor Support Agreement. Pursuant to the Sponsor Support Agreement Amendment, the Sponsor has agreed that it may, subject to the conditions specified therein, forfeit a number of Class A ordinary shares it receives upon conversion of its Class B ordinary shares of the Company, par value $0.0001 per share (“Class B ordinary shares”), pursuant to the anti-dilution provisions of the Company’s amended and restated memorandum and articles of association pursuant to the formula set forth therein. In addition, the form of Securities Exchange Agreement to be entered into by the Sponsor and Pubco immediately after the Closing has been amended and restated in the form attached to the Sponsor Support Agreement Amendment to modify the formula used to determine the number of shares of Pubco Class A Stock that the Sponsor will exchange for Exchange Notes.

Certain existing agreements of the Company will be amended or amended and restated in connection with the Transactions.

For more information regarding the Transactions, refer to the Company’s filings with the SEC, including the Current Reports on Form 8-K filed by the Company with the SEC on April 23, 2025, April 28, 2025, May 29, 2025, June 20, 2025 and June 27, 2025 and the other filings the Company and Pubco may make from time to time with the SEC.

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

Liquidity and Capital Resources

As of both June 30, 2025 and December 31, 2024, the Company had $25,000 of cash in its operating account. As of June 30, 2025 and December 31, 2024, the Company had a working capital deficit of approximately $1,152,000 and approximately $190,000, respectively. As of June 30, 2025 and December 31, 2024, approximately $4,167,000 and approximately $1,976,000, respectively, of the amount earned on funds held in the Trust Account was available to pay taxes, if any.

The Company’s liquidity needs through June 30, 2025 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, a loan of approximately $287,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the sale of the Private Placement Shares not held in the Trust Account and the Sponsor Loan (as defined below). The Company fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with the Business Combination, the Sponsor agreed to loan the Company up to $1,750,000 to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Business Combination (the “Sponsor Loan”), of which approximately $646,000 and approximately $333,000 has been drawn by the Company as of June 30, 2025 and December 31, 2024, respectively. If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 4). As of both June 30, 2025 and December 31, 2024, the Company did not have any borrowings under the Working Capital Loans.

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

Basis of Presentation

The unaudited condensed financial statements are presented in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2025 and the results of operations, comprehensive income (loss) and cash flows for the periods presented. Certain information and disclosures normally included in unaudited condensed financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year or any future period. The unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed by the Company with the SEC on March 28, 2025. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

Cash and Cash Equivalents

The Company considers all short-term investments (if any) with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account or the Trust Account as of both June 30, 2025 and December 31, 2024.

Available-for-Sale Debt Securities

The Company’s investments held in the Trust Account as of both June 30, 2025 and December 31, 2024 comprised of a direct investment in U.S. government treasury bills.

The Company accounts for its investment in debt securities in accordance with the guidance in ASC 320, Investments — Debt and Equity Securities. When the Company has the ability and positive intent to hold debt securities until maturity, such securities are classified as held-to-maturity and carried at amortized cost. None of the Company’s debt securities met the criteria for held-to-maturity classification as of both June 30, 2025 and December 31, 2024. As the Company does not have the ability or positive intent to hold its debt securities until maturity, the securities are classified as available-for-sale. Unrealized gains and losses from available-for-sale debt securities carried at fair value are reported as a separate component of Accumulated other comprehensive income (loss) in shareholders’ deficit. Interest income recognized on the unaudited condensed statements of operations reflects accretion of discount. Investments in debt securities are recorded on a trade-date basis.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in financial institutions which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage limit of $250,000 and investments in the U.S. government debt securities held in the Trust Account. For both the three and six months ended June 30, 2025 and 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal and other fees incurred in connection with the preparation for the Initial Public Offering. These costs amounted to approximately $2,400,000 and were charged against the carrying value of the Public Shares upon the completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of both June 30, 2025 and December 31, 2024, 10,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity outside of the shareholders’ deficit section of the Company’s condensed balance sheets. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value of redeemable Class A ordinary shares. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A ordinary shares also resulted in charges against Additional paid-in capital and Accumulated deficit.

As of June 30, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption, as presented in the accompanying balance sheets, are reconciled in the following table:

Gross proceeds	$100,000,000
Less:
Issuance costs allocated to Class A ordinary shares subject to possible redemption	(2,410,968)
Plus:
Accretion of carrying value to redemption value	5,887,340
Class A ordinary shares subject to possible redemption, December 31, 2024	$103,476,372
Plus:
Accretion of carrying value to redemption value	2,190,370
Class A ordinary shares subject to possible redemption, June 30, 2025	$105,666,742

Net Income (Loss) Per Ordinary Share

The Company complies with the accounting and disclosure requirements of ASC 260, Earnings Per Share. Net income (loss) per ordinary share is computed by dividing net income (loss) applicable to shareholders by the weighted average number of ordinary shares outstanding for the applicable periods. The Company applies the two-class method in calculating earnings per share and allocates net income (loss) pro rata to Class A ordinary shares subject to possible redemption, nonredeemable Class A ordinary shares and Class B ordinary shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value is not in excess of the fair value.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended June 30, 2025			For the Three Months Ended June 30, 2024
	Class A – Public shares	Class A – Private placement shares	Class B – Ordinary shares	Class A – Public shares	Class A – Private placement shares	Class B – Ordinary shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$374,026	$11,221	$93,506	$—	$—	$(14,790)
Denominator:
Basic and diluted weighted average number of ordinary shares outstanding	10,000,000	300,000	2,500,000	—	—	2,500,000
Basic and diluted net income (loss) per ordinary share	$0.04	$0.04	$0.04	$—	$—	$(0.01)

	For the Six Months Ended June 30, 2025			For the Six Months Ended June 30, 2024
	Class A – Public shares	Class A – Private placement shares	Class B – Ordinary shares	Class A – Public shares	Class A – Private placement shares	Class B – Ordinary shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$934,568	$28,037	$233,642	$—	$—	$(35,345)
Denominator:
Basic and diluted weighted average number of ordinary shares outstanding	10,000,000	300,000	2,500,000	—	—	2,500,000
Basic and diluted net income (loss) per ordinary share	$0.09	$0.09	$0.09	$—	$—	$(0.01)

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

The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. As of both June 30, 2025 and December 31, 2024, the Company has not recorded any amounts related to uncertain tax positions.

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

In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The standard revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity (“VIE”) that meets the definition of a business. The amendments differ from current U.S. GAAP because, for certain transactions, they replace the requirement that the primary beneficiary of a VIE is always the acquirer with an assessment that requires an entity to consider the factors to determine which entity is the accounting acquirer. Under the amendments, acquisition transactions in which the legal acquiree is a VIE will, in more instances, result in the same accounting outcomes as economically similar transactions in which the legal acquiree is a voting interest entity. The ASU does not change the accounting for a transaction determined to be a reverse acquisition or a transaction in which the legal acquirer is not a business and is determined to be the accounting acquiree. The new guidance will become effective for interim and annual reporting periods beginning on January 1, 2027, will require a prospective transition method for business combinations that occur after the initial adoption date, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s unaudited condensed financial statements.

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

Note 3—Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 10,000,000 Class A ordinary shares at a price of $10.00 per share. In connection with the underwriter advising the Company that it would not be exercising the over-allotment option, the Sponsor surrendered, for no consideration, 375,000 Class B ordinary shares so that the issued and outstanding Class B ordinary shares represented 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (not including the Private Placement Shares).

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

On August 12, 2024, the Company entered into a letter agreement with the Sponsor (the “Letter Agreement”), pursuant to which the Sponsor and the Company’s directors and officers have agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of the Business Combination or (B) subsequent to the Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like) for any 20-trading days within any 30-trading day period commencing at least 150 days after the Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property. Pursuant to the Sponsor Support Agreement, in connection with the Closing, the Company, Pubco and the Sponsor will enter into an amendment to the Letter Agreement, by and among the Company, the Sponsor and the other parties thereto, to amend clause (A) above to be six months after the completion of the Business Combination and to remove clause (B) above.

Private Placement Shares

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 300,000 Private Placement Shares at a price of $10.00 per Private Placement Share ($3,000,000 in the aggregate) in the Private Placement. The net proceeds from the Private Placement were added to the net proceeds from the Initial Public Offering held in the Trust Account. Pursuant to the Letter Agreement, the Sponsor has agreed to waive its redemption rights with respect to the Private Placement Shares in connection with the completion of the Business Combination or otherwise. The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Shares until 30 days after the completion of the Business Combination.

Investments Held in the Trust Account

Starting on August 15, 2024, the Company’s investments in U.S. government treasury bills have been held in the Trust Account that is custodied by CF Secured with Continental acting as trustee.

Underwriter

CF&Co., the lead underwriter of the Initial Public Offering, is an affiliate of the Sponsor (see Note 5).

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

Sponsor Convertible Note Subscription Agreement

On May 22, 2025, the Company, the Sponsor and Pubco entered into a subscription agreement (the “Sponsor Convertible Note Subscription Agreement”) on substantially the same terms as the Convertible Note Subscription Agreements, as described in Note 1, pursuant to which, the Sponsor has agreed to purchase Option Notes with an aggregate principal amount of $12,791,000 at the Closing.

Sponsor Support Agreement and Sponsor Support Agreement Amendment

On June 25, 2025, the Company, the Sponsor, and Pubco entered into the Sponsor Support Agreement Amendment, which amends the Sponsor Support Agreement dated April 22, 2025, as described in Note 1.

M&A Engagement Letter

On April 22, 2025, the Company entered into a letter agreement with CF&Co. (the “M&A Engagement Letter”), pursuant to which the Company engaged CF&Co. as its exclusive financial advisor for the Transactions. CF&Co. is not entitled to receive any fees pursuant to the M&A Engagement Letter but will be indemnified against certain liabilities arising out of its engagement.

PIPE Engagement Letter

On April 22, 2025, the Company entered into a letter agreement with Pubco and CF&Co. (as amended on June 25, 2025, the “PIPE Engagement Letter”), pursuant to which CF&Co. agreed to provide placement agent services in connection with each of the PIPE Investments and certain future capital markets advisory and other non-financial advisory services to Pubco. Pursuant to the PIPE Engagement Letter, CF&Co. may receive a cash fee at the Closing equal to the sum of (i) 0.5% of the value of the Bitcoin to be contributed by Tether and Bitfinex pursuant to the contribution agreement they entered into with Twenty One on April 22, 2025 (the “Contribution Agreement”), (ii) 0.5% of the gross proceeds received by the Company and Pubco pursuant to the April Equity PIPE and the Convertible Notes PIPE (assuming that all April Equity PIPE Investors and Convertible Note Investors fund their commitments in the April Equity PIPE Subscription Agreements and the Convertible Note Subscription Agreements) and (iii) 2.0% of the gross proceeds received by the Company and Pubco pursuant to the June Equity PIPE (assuming that all June Equity PIPE Investors fund their commitments in the June Equity PIPE Subscription Agreements).

Additionally, pursuant to the PIPE Engagement Letter, CF&Co. may also receive the Engagement Letter Notes, such that the aggregate principal value of the Engagement Letter Notes and the Exchange Notes is equal to the sum of (i) 1.5% of the value of the Bitcoin to be contributed by Tether and Bitfinex pursuant to the Contribution Agreement and (ii) 1.5% of the gross proceeds received by the Company and Pubco pursuant to the April Equity PIPE and the Convertible Notes PIPE, subject to certain adjustments.

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

In order to finance transaction costs in connection with the Business Combination, the Sponsor has committed up to $1,750,000 in the Sponsor Loan to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor. The Sponsor Loan does not bear interest and is repayable by the Company to the Sponsor upon consummation of the Business Combination; provided that, pursuant to an amended and restated promissory note, at the Sponsor’s option, at any time beginning 60 days after the date of the Initial Public Offering, all or any portion of the amount outstanding under the Sponsor Loan may be converted into Class A ordinary shares at a conversion price of $10.00 per share. Otherwise, the Sponsor Loan would be repaid only out of funds held outside the Trust Account. As of June 30, 2025 and December 31, 2024, the Company had approximately $646,000 and approximately $333,000, respectively, outstanding under the Sponsor Loan. Pursuant to the Sponsor Support Agreement, the Sponsor has elected to have the amount outstanding under the Sponsor Loan as of the Closing, other than with respect to certain expenses incurred by the Company with respect to the SEC and Nasdaq as further described in the Sponsor Support Agreement, be repaid in Class A ordinary shares at the Closing.

If the Sponsor Loan is insufficient to cover the working capital requirements of the Company, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of both June 30, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.

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

The Sponsor pays expenses on the Company’s behalf. The Company reimburses the Sponsor for such expenses paid on its behalf. The unpaid balance is included in Payable to related party on the Company’s condensed balance sheets. As of June 30, 2025 and December 31, 2024, the Company had $0 and approximately $1,000, respectively, as payable outstanding to the Sponsor for such expenses paid on the Company’s behalf.

Administrative Support Agreement

The Company has agreed to pay $10,000 a month to the Sponsor for office space, administrative and shared personnel support services. Services commenced on August 13, 2024, the date the Class A ordinary shares were first listed on the Nasdaq Stock Market and will terminate upon the earlier of the consummation by the Company of the Business Combination or the liquidation of the Company. During the three months ended June 30, 2025 and 2024, the Company incurred $30,000 and $0, respectively, for these services. During the six months ended June 30, 2025 and 2024, the Company incurred $60,000 and $0, respectively, for these services.

Independent Directors Compensation

Commencing on August 12, 2024, the Company compensates its independent directors through cash payments for their services on the Company’s board of directors. As a result, during the three months ended June 30, 2025 and 2024, the Company recognized $25,000 and $0, respectively, of compensation expense on its unaudited condensed statements of operations. During the six months ended June 30, 2025 and 2024, the Company recognized $50,000 and $0, respectively, of compensation expense on its unaudited condensed statements of operations. The corresponding accrued compensation payable recognized on the Company’s condensed balance sheets was $25,000 and $0 as of June 30, 2025 and December 31, 2024, respectively.

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

Risks and Uncertainties

The Company’s results of operations and its ability to complete the Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond the Company’s control. The Company’s results of operations and its ability to consummate the Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, fluctuations in interest rates, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. Management continues to evaluate the impact of these factors and has concluded that while it is reasonably possible that these factors could have an effect on the Company’s financial position, results of its operations and completion of the Business Combination, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 6—Available-for-Sale Debt Securities

The following tables present the amortized cost, gross unrealized gains (losses), fair value and other information for the available-for-sale debt securities held in the Trust Account:

June 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government debt securities(1) (2)	$104,153,703	$12,934	$—	$104,166,637

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government debt securities(1) (2)	$101,881,727	$177,761	$(83,125)	$101,976,373

(1)	Contractual maturities are one year or less.
(2)	No debt securities were in an unrealized loss position.

The Company did not have any sales of its available-for-sale debt securities during the three and six months ended June 30, 2025 and 2024.

Note 7—Shareholders’ Deficit

Class A Ordinary Shares – The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of both June 30, 2025 and December 31, 2024, there were 300,000 Class A ordinary shares issued and outstanding, excluding 10,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares – The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. In November 2020, the Company issued 14,375,000 Class B ordinary shares to the Sponsor. On June 8, 2023 and February 21, 2024, the Sponsor surrendered, for no consideration, 7,906,250 and 3,593,750 Class B ordinary shares, respectively, which the Company cancelled, resulting in a decrease in the total number of Class B ordinary shares outstanding from 14,375,000 shares to 2,875,000 shares. Information contained in the financial statements has been retroactively adjusted for the surrenders and cancellations. In connection with the underwriter advising the Company that it would not be exercising the over-allotment option, on August 14, 2024 the Sponsor surrendered, for no consideration 375,000 Class B ordinary shares, so that the issued and outstanding Class B ordinary shares represented 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (not including the Private Placement Shares). As a result, 2,500,000 Class B ordinary shares were issued and outstanding as of both June 30, 2025 and December 31, 2024.

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

Preference Shares – The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of both June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, and indicate the fair value hierarchy of the inputs that the Company utilized to determine such fair value.

June 30, 2025

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account – U.S. government debt securities	$104,166,637	$—	$—	$104,166,637
Total	$104,166,637	$—	$—	$104,166,637

December 31, 2024

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account – U.S. government debt securities	$101,976,363	$—	$—	$101,976,363
Total	$101,976,363	$—	$—	$101,976,363

As of June 30, 2025 and December 31, 2024, Level 1 assets include a direct investment in the U.S. government treasury bills classified as available-for-sale debt securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Note 9—Segment Information

The Company has not yet commenced operations, thus all activity for the three and six months ended June 30, 2025 and 2024 relates to the Company’s formation, the Initial Public Offering, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company has identified its Chairman and Chief Executive Officer as the chief operating decision maker (the “CODM”). The Company consists of one reportable segment, because the resource allocation and assessment of performance of the entity’s business activities by the CODM are performed using the entity-wide operating results. The net income (loss) is the measure of segment profit (loss) most consistent with U.S. GAAP that is regularly reviewed by the CODM to allocate resources and assess financial performance.

The Company does not have operating income and therefore, it does not have any operating revenues. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest. During the three months ended June 30, 2025 and 2024, the Company earned approximately $1,112,000 and $0, respectively, of interest income on investments held in the Trust Account. During the six months ended June 30, 2025 and 2024, the Company earned approximately $2,272,000 and $0, respectively, of interest income on investments held in the Trust Account. The Company’s significant expenses were general and administrative expenses, which were approximately $603,000 and approximately $15,000 for the three months ended June 30, 2025 and 2024, respectively, and approximately $1,016,000 and approximately $35,000 for the six months ended June 30, 2025 and 2024, respectively. The other expenses were administrative expenses paid to the Sponsor, which amounted to $30,000 and $0 for the three months ended June 30, 2025 and 2024, respectively, and $60,000 and $0 for the six months ended June 30, 2025 and 2024, respectively. Refer to the Company’s unaudited condensed statements of operations for additional information.

As of June 30, 2025 and December 31, 2024, the Company had total assets of approximately $104,488,000 and approximately $102,370,000, respectively. See the Company’s condensed balance sheets for additional information.

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

On July 26, 2025, the Company entered into Amendment No. 1 to the Business Combination Agreement by and among, Pubco, Twenty One, SPAC Merger Sub, Tether, Bitfinex and SoftBank (the “BCA Amendment”) in order to amend the price of Bitcoin used to determine the number of shares of Pubco Stock (as defined in the Business Combination Agreement) to be received by Tether in exchange for the sale of the Additional PIPE Bitcoin (as defined in the Business Combination Agreement) to Pubco at the Closing. For further information regarding the BCA Amendment, please see the Current Report on Form 8-K filed by the Company with the SEC on July 29, 2025.

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

On April 22, 2025, we entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) by and among (i) us, (ii) Twenty One Capital, Inc., a Texas corporation (“Pubco”), (iii) Twenty One Assets, LLC, a Delaware limited liability company (the “Twenty One”), (iv) Twenty One Merger Sub D, a Cayman Islands exempted company (“SPAC Merger Sub”), (v) Tether Investments, S.A. de C.V., an El Salvador Sociedad anónima de capital variable (“Tether”), (vi) iFinex, Inc., a British Virgin Islands company (“Bitfinex”), and (vii) with respect to certain sections specified in the Business Combination Agreement, Stellar Beacon LLC, a Delaware limited liability company (“SoftBank”).

Pursuant to the Business Combination Agreement, and subject to the terms and conditions set forth therein, upon the consummation of the transactions contemplated by the Business Combination Agreement, (a) we will merge with and into SPAC Merger Sub, with SPAC Merger Sub continuing as the surviving entity (the “SPAC Merger”) and our shareholders receiving one share of Pubco Class A common stock for each Class A ordinary share held by such shareholder; and (b) Twenty One will merge with and into CEP Merger Sub C, Inc., a Delaware corporation and our indirectly wholly owned subsidiary (“Twenty One Merger Sub”), with Twenty One Merger Sub continuing as the surviving company (the “Twenty One Merger” and, together with the SPAC Merger, the “Mergers”) and with the members of Twenty One receiving shares of Pubco common stock in exchange for their membership interests in Twenty One. As a result of the Mergers and the other transactions contemplated by the Business Combination Agreement (the “Transactions”), SPAC Merger Sub and Twenty One Merger Sub will become wholly-owned subsidiaries of Pubco and Pubco will become a publicly traded company, all upon the terms and subject to the conditions set forth in the Business Combination Agreement.

Contemporaneously with the execution of the Business Combination Agreement, we and Pubco entered into (i) subscription agreements (the “Convertible Note Subscription Agreements”) with certain investors (the “Convertible Note Investors”), pursuant to which the Convertible Note Investors agreed to acquire, in a private placement, 1.00% convertible senior secured notes of Pubco (the “Convertible Notes”) in an aggregate principal amount of $340,200,000 (the “Subscription Notes”), which number excludes the option (the “Option”) granted to the Convertible Note Investors to purchase additional Convertible Notes up to an aggregate principal amount of $100,000,000 included in the Convertible Note Subscription Agreements, which Option was exercised in full by certain of the Convertible Note Investors and the Sponsor on May 22, 2025 (the Convertible Notes to be issued pursuant to the Option, the “Option Notes” and the purchase and sale of the Subscription Notes and Option Notes, the “Convertible Notes PIPE”), (ii) subscription agreements (the “April Equity PIPE Subscription Agreements”) with certain investors (the “April Equity PIPE Investors”), pursuant to which April Equity PIPE Investors agreed to purchase, in a private placement, 20,000,000 Class A ordinary shares, for an aggregate purchase price of $200,000,000 ($10.00 per share), payable in either cash or Bitcoin (the “April Equity PIPE”), (iii) that certain sponsor support agreement with the Sponsor (as amended by the Sponsor Support Agreement Amendment (as defined below), the “Sponsor Support Agreement”), pursuant to which, among other matters, Pubco and the Sponsor agreed to enter into a Securities Exchange Agreement at the closing of the Transactions (the “Closing”), pursuant to which the Sponsor will exchange a number of its shares of Class A common stock of Pubco, par value $0.01 per share (“Pubco Class A Stock”), in exchange for Convertible Notes (such exchanged Convertible Notes, the “Exchange Notes”) and (iv) the PIPE Engagement Letter (as defined below) with Cantor Fitzgerald & Co. (“CF&Co.”), pursuant to which, among other matters, CF&Co. may be entitled to receive Convertible Notes on the terms set forth therein (the “Engagement Letter Notes”). In connection with the exercise of the Option, on May 22, 2025, the Sponsor entered into the Sponsor Convertible Note Subscription Agreement (as defined below) on substantially the same terms as the Convertible Note Subscription Agreements with respect to its pro rata allotment of the Option Notes.

On June 19, 2025, we and Pubco entered into subscription agreements (the “June Equity PIPE Subscription Agreements”) with certain investors (the “June Equity PIPE Investors”), pursuant to which the June Equity PIPE Investors agreed to purchase, in a private placement, 7,857,143 Class A ordinary shares for an aggregate purchase price of $165,000,000 ($21.00 per share), payable in either cash or Bitcoin (the “June Equity PIPE” and, together with the April Equity PIPE and the Convertible Notes PIPE, the “PIPE Investments).

On June 25, 2025, we, Pubco and the Sponsor entered into Amendment No. 1 to Sponsor Support Agreement (the “Sponsor Support Agreement Amendment”), which amends the Sponsor Support Agreement. Pursuant to the Sponsor Support Agreement Amendment, the Sponsor has agreed that it may, subject to the conditions specified therein, forfeit a number of Class A ordinary shares it receives upon conversion of its Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares”), pursuant to the anti-dilution provisions of our amended and restated memorandum and articles of association pursuant to the formula set forth therein. In addition, the form of Securities Exchange Agreement to be entered into by the Sponsor and Pubco immediately after the Closing has been amended and restated in the form attached to the Sponsor Support Agreement Amendment to modify the formula used to determine the number of shares of Pubco Class A Stock that the Sponsor will exchange for Exchange Notes.

Certain of our existing agreements will be amended or amended and restated in connection with the Transactions.

For more information regarding the Transactions, refer to our filings with the SEC, including the Current Reports on Form 8-K filed by us with the SEC on April 23, 2025, April 28, 2025, May 29, 2025, June 20, 2025 and June 27, 2025 and the other filings we and Pubco may make from time to time with the SEC.

Liquidity and Capital Resources

As of both June 30, 2025 and December 31, 2024, we had $25,000 of cash in our operating account. As of June 30, 2025 and December 31, 2024, we had a working capital deficit of approximately $1,152,000 and approximately $190,000, respectively. As of June 30, 2025 and December 31, 2024, approximately $4,167,000 and approximately $1,976,000, respectively, of the amount earned on funds held in the Trust Account was available to pay taxes, if any.

Our liquidity needs through June 30, 2025 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of our Class B ordinary shares, a loan of approximately $287,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the consummation of the Private Placement with the Sponsor not held in the Trust Account and the Sponsor Loan (as defined below). We fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor has committed to loan us up to $1,750,000 to fund our expenses relating to investigating and selecting a target business and other working capital requirements (the “Sponsor Loan”), of which approximately $646,000 and approximately $333,000 had been drawn by us as of June 30, 2025 and December 31, 2024, respectively.

If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us additional loans (“Working Capital Loans”). As of both June 30, 2025 and December 31, 2024, we did not have any borrowings under the Working Capital Loans.

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

Results of Operations

Our entire activity from inception through June 30, 2025 related to our formation, the Initial Public Offering, and to our efforts toward locating and completing a suitable Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of the Business Combination. We have generated non-operating income in the form of interest income on amounts held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had net income of approximately $479,000, which consisted of approximately $1,112,000 of interest income on investments held in the Trust Account, partially offset by approximately $603,000 of general and administrative expenses, and $30,000 of administrative expenses paid to the Sponsor.

For the three months ended June 30, 2024, we had a net loss of approximately $15,000, which resulted from approximately $15,000 of general and administrative expenses.

For the six months ended June 30, 2025, we had net income of approximately $1,196,000, which consisted of approximately $2,272,000 of interest income on investments held in the Trust Account, partially offset by approximately $1,016,000 of general and administrative expenses, and $60,000 of administrative expenses paid to the Sponsor.

For the six months ended June 30, 2024, we had a net loss of approximately $35,000, which resulted from approximately $35,000 of general and administrative expenses.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete the Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our results of operations and our ability to consummate the Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, fluctuations in interest rates, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete the Business Combination.

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

Sponsor Convertible Note Subscription Agreement

On May 22, 2025, we, the Sponsor and Pubco entered into a subscription agreement (the “Sponsor Convertible Note Subscription Agreement”) on substantially the same terms as the Convertible Note Subscription Agreements, as described above, pursuant to which, the Sponsor has agreed to purchase Option Notes with an aggregate principal amount of $12,791,000 at the Closing.

Sponsor Support Agreement and Sponsor Support Agreement Amendment

On June 25, 2025, we, the Sponsor, and Pubco entered into the Sponsor Support Agreement Amendment, which amends the Sponsor Support Agreement dated April 22, 2025, as described above.

M&A Engagement Letter

On April 22, 2025, we entered into a letter agreement with CF&Co. (the “M&A Engagement Letter”), pursuant to which we engaged CF&Co. as our exclusive financial advisor for the Transactions. CF&Co. is not entitled to receive any fees pursuant to the M&A Engagement Letter but will be indemnified against certain liabilities arising out of its engagement.

PIPE Engagement Letter

On April 22, 2025, we entered into a letter agreement with Pubco and CF&Co. (as amended on June 25, 2025, the “PIPE Engagement Letter”), pursuant to which CF&Co. agreed to provide placement agent services in connection with each of the PIPE Investments and certain future capital markets advisory and other non-financial advisory services to Pubco. Pursuant to the PIPE Engagement Letter, CF&Co. may receive a cash fee at the Closing equal to the sum of (i) 0.5% of the value of the Bitcoin to be contributed by Tether and Bitfinex pursuant to the contribution agreement they entered into with Twenty One on April 22, 2025 (the “Contribution Agreement”), (ii) 0.5% of the gross proceeds received by us and Pubco pursuant to the April Equity PIPE and the Convertible Notes PIPE (assuming that all April Equity PIPE Investors and Convertible Note Investors fund their commitments in the April Equity PIPE Subscription Agreements and the Convertible Note Subscription Agreements) and (iii) 2.0% of the gross proceeds received by us and Pubco pursuant to the June Equity PIPE (assuming that all June Equity PIPE Investors fund their commitments in the June Equity PIPE Subscription Agreements).

Additionally, pursuant to the PIPE Engagement Letter, CF&Co. may also receive the Engagement Letter Notes, such that the aggregate principal value of the Engagement Letter Notes and the Exchange Notes is equal to the sum of (i) 1.5% of the value of the Bitcoin to be contributed by Tether and Bitfinex pursuant to the Contribution Agreement and (ii) 1.5% of the gross proceeds received by us and Pubco pursuant to the April Equity PIPE and the Convertible Notes PIPE, subject to certain adjustments.

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

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor has committed up to $1,750,000 in the Sponsor Loan to be provided to us to fund expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor, after the Initial Public Offering and prior to the Business Combination. The Sponsor Loan does not bear interest and is repayable by us to the Sponsor upon consummation of the Business Combination; provided that, pursuant to an amended and restated promissory note, at the Sponsor’s option, at any time beginning 60 days after the date of the Initial Public Offering, all or any portion of the amount outstanding under the Sponsor Loan may be converted into Class A ordinary shares at a conversion price of $10.00 per share. Otherwise, the Sponsor Loan would be repaid only out of funds held outside the Trust Account. If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. Pursuant to the Sponsor Support Agreement, the Sponsor has elected to have the amount outstanding under the Sponsor Loan as of the Closing, other than with respect to certain expenses incurred by us with respect to the SEC and Nasdaq as further described in the Sponsor Support Agreement, be repaid in Class A ordinary shares at the Closing.

As of June 30, 2025 and December 31, 2024, we had approximately $646,000 and approximately $333,000, respectively, outstanding under the Sponsor Loan. As of both June 30, 2025 and December 31, 2024, we had no borrowings under the Working Capital Loans or the Sponsor Note.

The Sponsor pays expenses on our behalf and we reimburse the Sponsor for such expenses paid on our behalf. As of June 30, 2025 and December 31, 2024, we had $0 and approximately $1,000, respectively, as payable outstanding to the Sponsor for such expenses paid on our behalf.

Investments Held in the Trust Account

Starting on August 15, 2024, our investments in U.S. government treasury bills have been held in the Trust Account that is custodied by CF Secured with Continental acting as trustee.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for the Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of both June 30, 2025 and December 31, 2024, 10,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity outside of the shareholders’ deficit section of our condensed balance sheets. We recognize any subsequent changes in redemption value immediately as they occur and adjust the carrying value of redeemable Class A ordinary shares to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value of redeemable Class A ordinary shares. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A ordinary shares also resulted in charges against Additional paid-in capital and Accumulated deficit.

Net Income (Loss) Per Ordinary Share

We comply with the accounting and disclosure requirements of ASC 260, Earnings Per Share. Net income (loss) per ordinary share is computed by dividing net income (loss) applicable to shareholders by the weighted average number of ordinary shares outstanding for the applicable periods. We apply the two-class method in calculating earnings per share and allocate net income (loss) pro rata to Class A ordinary shares subject to possible redemption, nonredeemable Class A ordinary shares and Class B ordinary shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value is not in excess of the fair value.

See Note 2—“Summary of Significant Accounting Policies” to our unaudited condensed financial statements in Part I, Item 1 of this Report for additional information regarding these critical accounting policies and other significant accounting policies.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, there have been no material changes with respect to those risk factors previously disclosed in our final prospectus related to the Initial Public Offering as filed with the SEC on August 13, 2024 (the “Final Prospectus”) and our Annual Report on Form 10-K as filed with the SEC on March 28, 2025. Any of the previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

CANTOR EQUITY PARTNERS, INC.

Date: August 13, 2025	By:	/s/ Brandon Lutnick
	Name:	Brandon Lutnick
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Jane Novak
	Name:	Jane Novak
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)