Form 10-Q
period 2025-09-30
Cantor Equity Partners, Inc.
filed 2025-11-14
CIK 1865602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 14, 2025, there were 10,300,000 Class A ordinary shares, par value $0.0001 per share, and 2,500,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

CANTOR EQUITY PARTNERS, INC.

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CANTOR EQUITY PARTNERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets:
Current Assets:
Cash	$25,000	$25,000
Prepaid expenses	218,208	228,250
Receivable from related party	11,200	—
Total Current Assets	254,408	253,250
Available-for-sale debt securities held in Trust Account, at fair value (amortized cost $105,286,044 and $101,881,727 as of September 30, 2025 and December 31, 2024, respectively)	105,301,074	101,976,363
Forward sale securities asset	1,559,663	—
Other assets	105	139,904
Total Assets	$107,115,250	$102,369,517

Liabilities and Shareholders’ Deficit:
Current Liabilities:
Accrued expenses	$1,111,688	$109,344
Note payable – related party	904,335	332,992
Payable to related party	—	763
Total Liabilities	2,016,023	443,099

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 10,000,000 shares issued and outstanding at redemption value of $10.68 and $10.35 per share as of September 30, 2025 and December 31, 2024, respectively	106,801,179	103,476,372

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of both September 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 300,000 shares issued and outstanding (excluding 10,000,000 shares subject to possible redemption) as of both September 30, 2025 and December 31, 2024	30	30
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,500,000 shares issued and outstanding as of both September 30, 2025 and December 31, 2024	250	250
Additional paid-in capital	—	—
Accumulated deficit	(1,717,262)	(1,644,870)
Accumulated other comprehensive income	15,030	94,636
Total Shareholders’ Deficit	(1,701,952)	(1,549,954)

Total Liabilities, Commitments and Contingencies and Shareholders’ Deficit	$107,115,250	$102,369,517

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANTOR EQUITY PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2025	2024		2025	2024

General and administrative costs	$605,837	$134,547		$1,621,662	$169,892
Administrative expenses – related party	30,000	16,452		90,000	16,452
Loss from operations	(635,837)	(150,999)		(1,711,662)	(186,344)
Interest income on investments held in the Trust Account	1,132,342	627,245		3,404,414	627,245
Change in fair value of forward sale securities	1,559,663	—		1,559,663	—
Net income	$2,056,168	$476,246		$3,252,415	$440,901

Weighted average number of ordinary shares outstanding:
Class A – Public shares	10,000,000	5,217,391		10,000,000	1,751,825
Class A – Private placement	300,000	156,522		300,000	52,555
Class B – Ordinary shares	2,500,000	2,500,000	(1)	2,500,000	2,500,000	(1) (2)
Basic and diluted net income per share:
Class A – Public shares	$0.16	$0.06		$0.25	$0.10
Class A – Private placement	$0.16	$0.06		$0.25	$0.10
Class B – Ordinary shares	$0.16	$0.06		$0.25	$0.10

(1)	On August 14, 2024, 375,000 Class B ordinary shares were surrendered by the Sponsor for no consideration (See Note 7).
(2)	This number has been retroactively adjusted to reflect the recapitalization of the Company in the form of the cancellation of 3,593,750 Class B ordinary shares on February 21, 2024 (See Note 7).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANTOR EQUITY PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Net income	$2,056,168	$476,246	$3,252,415	$440,901
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of available-for-sale debt securities	2,096	177,761	(79,606)	177,761
Total other comprehensive income (loss)	2,096	177,761	(79,606)	177,761
Comprehensive income	$2,058,264	$654,007	$3,172,809	$618,662

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANTOR EQUITY PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

For the Three and Nine Months Ended September 30, 2025

	Ordinary Shares				Additional		Accumulated Other	Total
	Class A		Class B		Paid-In	Accumulated	Comprehensive	Shareholders ’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit
Balance – December 31, 2024	300,000	$30	2,500,000	$250	$—	$(1,644,870)	$94,636	$(1,549,954)
Accretion of redeemable Class A ordinary shares to redemption value	—	—	—	—	—	(1,086,298)	—	(1,086,298)
Other comprehensive loss	—	—	—	—	—	—	(74,300)	(74,300)
Net income	—	—	—	—	—	717,494	—	717,494
Balance – March 31, 2025	300,000	$30	2,500,000	$250	$—	$(2,013,674)	$20,336	$(1,993,058)
Accretion of redeemable Class A ordinary shares to redemption value	—	—	—	—	—	(1,104,072)	—	(1,104,072)
Other comprehensive loss	—	—	—	—	—	—	(7,402)	(7,402)
Net income	—	—	—	—	—	478,753	—	478,753
Balance – June 30, 2025	300,000	$30	2,500,000	$250	$—	$(2,638,993)	$12,934	$(2,625,779)
Accretion of redeemable Class A ordinary shares to redemption value	—	—	—	—	—	(1,134,437)	—	(1,134,437)
Other comprehensive income	—	—	—	—	—	—	2,096	2,096
Net income	—	—	—	—	—	2,056,168	—	2,056,168
Balance – September 30, 2025	300,000	$30	2,500,000	$250	$—	$(1,717,262)	$15,030	$(1,701,952)

For the Three and Nine Months Ended September 30, 2024

	Ordinary Shares						Additional		Accumulated Other	Total
	Class A		Class B				Paid-In	Accumulated	Comprehensive	Shareholders ’
	Shares	Amount	Shares		Amount		Capital	Deficit	Income	Deficit
Balance – December 31, 2023	—	$—	2,875,000	(1)	$288	(1)	$24,712	$(320,041)	$—	$(295,041)
Net loss	—	—	—		—		—	(20,555)	—	(20,555)
Balance – March 31, 2024	—	$—	2,875,000		$288		$24,712	$(340,596)	$—	$(315,596)
Net loss	—	—	—		—		—	(14,790)	—	(14,790)
Balance – June 30, 2024	—	$—	2,875,000		$288		$24,712	$(355,386)	$—	$(330,386)
Sale of Class A ordinary shares to Sponsor in private placement	300,000	30	—		—		2,999,970	—	—	3,000,000
Surrender of Class B ordinary shares by Sponsor at $0.0001 par value	—	—	(375,000)		(38)		38	—	—	—
Accretion of redeemable Class A ordinary shares to redemption value	—	—	—		—		(3,024,720)	(1,691,254)	—	(4,715,974)
Other comprehensive income	—	—	—		—		—	—	177,761	177,761
Net income	—	—	—		—		—	476,246	—	476,246
Balance – September 30, 2024	300,000	$30	2,500,000		$250		$—	$(1,570,394)	$177,761	$(1,392,353)

(1)	The number of shares and the amount have been retroactively adjusted to reflect the recapitalization of the Company in the form of the cancellation of 3,593,750 Class B ordinary shares on February 21, 2024 (See Note 7).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANTOR EQUITY PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$3,252,415	$440,901
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party	485,580	—
Interest income on investments held in Trust Account	(3,404,414)	(627,245)
Change in fair value of forward sale securities	(1,559,663)	—
Changes in operating assets and liabilities:
Prepaid expenses	95,043	(220,000)
Receivable from related party	(11,200)	—
Other assets	139,799	(189,848)
Accrued expenses	1,002,344	2,146
Payable to related party	—	456,452
Net cash used in operating activities	(96)	(137,594)

Cash flows from investing activities:
Maturity of available-for-sale debt securities held in Trust Account	206,389,300	—
Purchase of available-for-sale debt securities held in Trust Account	(206,389,204)	(99,999,991)
Net cash provided by (used in) investing activities	96	(99,999,991)

Cash flows from financing activities:
Proceeds received from initial public offering	—	100,000,000
Proceeds received from private placement	—	3,000,000
Offering costs paid	—	(2,369,200)
Deferred offering costs paid by related party	—	(41,768)
Payment on Note payable – related party	—	(182,434)
Proceeds from Note payable – related party	571,343	—
Payment on Payable to related party	(571,343)	—
Net cash provided by financing activities	—	100,406,598

Net change in Cash	—	269,013
Cash – beginning of the period	25,000	—
Cash – end of the period	$25,000	$269,013

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANTOR EQUITY PARTNERS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2025, the Company had not commenced operations. All activity through September 30, 2025 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest. During the three and nine months ended September 30, 2025, the Company used the net proceeds derived from the Initial Public Offering and the Private Placement (as defined below) to generate non-operating income in the form of interest income from direct investments in U.S. government debt securities. During the three and nine months ended September 30, 2025, the Company also recognized changes in the fair value of the forward sale securities (as further described below) as other income.

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

Business Combination Agreement — On April 22, 2025, the Company entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) by and among (i) the Company, (ii) Twenty One Capital, Inc., a Texas corporation (“Pubco”), (iii) Twenty One Assets, LLC, a Delaware limited liability company (“Twenty One”), (iv) Twenty One Merger Sub D, a Cayman Islands exempted company (“SPAC Merger Sub”), (v) Tether Investments, S.A. de C.V., an El Salvador Sociedad anónima de capital variable (“Tether”), (vi) iFinex, Inc., a British Virgin Islands company (“Bitfinex”), and (vii) with respect to certain sections specified in the Business Combination Agreement, Stellar Beacon LLC, a Delaware limited liability company (“SoftBank”).

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

Contemporaneously with the execution of the Business Combination Agreement, the Company and Pubco entered into (i) subscription agreements (the “Convertible Note Subscription Agreements”) with certain investors (the “Convertible Note Investors”), pursuant to which the Convertible Note Investors agreed to acquire, in a private placement, 1.00% convertible senior secured notes of Pubco (the “Convertible Notes”) in an aggregate principal amount of $340,200,000 (the “Subscription Notes”), which number excludes the option (the “Option”) granted to the Convertible Note Investors to purchase additional Convertible Notes up to an aggregate principal amount of $100,000,000 included in the Convertible Note Subscription Agreements, which Option was exercised in full by certain of the Convertible Note Investors and the Sponsor on May 22, 2025 (the Convertible Notes to be issued pursuant to the Option, the “Option Notes” and the purchase and sale of the Subscription Notes and Option Notes, the “Convertible Notes PIPE”), (ii) subscription agreements (the “April Equity PIPE Subscription Agreements”) with certain investors (the “April Equity PIPE Investors”), pursuant to which April Equity PIPE Investors agreed to purchase, in a private placement, 20,000,000 Class A ordinary shares (the “April Equity PIPE Shares”), for an aggregate purchase price of $200,000,000 ($10.00 per share), payable in either cash or Bitcoin, with April Equity PIPE Investors having elected to purchase an aggregate of 2,950,000 April Equity PIPE Shares for 347.6168 Bitcoin and 17,050,000 April Equity PIPE Shares for cash (the “April Equity PIPE”), (iii) that certain sponsor support agreement with the Sponsor, as amended by the Sponsor Support Agreement Amendment (as defined below), the “Sponsor Support Agreement”), pursuant to which, among other matters, Pubco and the Sponsor agreed to enter into a Securities Exchange Agreement at the closing of the Transactions (the “Closing”), pursuant to which the Sponsor will exchange a number of its shares of Class A common stock of Pubco, par value $0.01 per share (“Pubco Class A Stock”), in exchange for Convertible Notes (such exchanged Convertible Notes, the “Exchange Notes”) and (iv) the PIPE Engagement Letter (as defined in Note 4) with Cantor Fitzgerald & Co. (“CF&Co.”), pursuant to which, among other matters, CF&Co. may be entitled to receive Convertible Notes on the terms set forth therein (the “Engagement Letter Notes”). In connection with the exercise of the Option, on May 22, 2025, the Sponsor entered into the Sponsor Convertible Note Subscription Agreement (as defined in Note 4) on substantially the same terms as the Convertible Note Subscription Agreements with respect to its pro rata allotment of the Option Notes.

On June 19, 2025, the Company and Pubco entered into subscription agreements (the “June Equity PIPE Subscription Agreements” and, together with the April Equity PIPE Subscription Agreements, the “Equity PIPE Subscription Agreements”) with certain investors (the “June Equity PIPE Investors”), pursuant to which the June Equity PIPE Investors agreed to purchase, in a private placement, 7,857,143 Class A ordinary shares (the “June Equity PIPE Shares” and, together with the April Equity PIPE Shares, the “PIPE Shares”) for an aggregate purchase price of $165,000,000 ($21.00 per share), payable in either cash or Bitcoin, with June Equity PIPE Investors having elected to purchase an aggregate of 676,191 June Equity PIPE Shares for 132.9547 Bitcoin and 7,180,952 June Equity PIPE Shares for cash (the “June Equity PIPE” and, together with the April Equity PIPE and the Convertible Notes PIPE, the “PIPE Investments”).

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

For more information regarding the Transactions, refer to the Company’s and Pubco’s filings with the SEC, including the Current Reports on Form 8-K filed by the Company with the SEC on April 23, 2025, April 28, 2025, May 29, 2025, June 20, 2025, June 27, 2025, and July 29, 2025, Pubco’s Registration Statement on Form S-4 (File No. 333-290246), initially filed with the SEC on September 12, 2025, as amended, the Company’s definitive proxy statement filed with the SEC on November 6, 2025, and the other filings the Company and Pubco may make from time to time with the SEC.

Forward Sale Securities — As described above, in connection with the Business Combination Agreement, the April Equity PIPE Investors committed, pursuant to the April Equity PIPE Subscription Agreements, to purchase in a private placement 20,000,000 Class A ordinary shares for an aggregate purchase price of $200,000,000 ($10.00 per share), payable in either cash or Bitcoin, with April Equity PIPE Investors having elected to purchase an aggregate of 2,950,000 April Equity PIPE Shares for 347.6168 Bitcoin and 17,050,000 April Equity PIPE Shares for cash. For the April Equity PIPE Investors that elected to pay the purchase price in Bitcoin, the number of Bitcoin to be paid to the Company equals (a) the purchase price agreed to by such April Equity PIPE Investor divided by (b) $84,863.57. Further, as described above, pursuant to the June Equity PIPE, the June Equity PIPE Investors committed to purchase in a private placement 7,857,143 Class A ordinary shares for an aggregate purchase price of $165,000,000 ($21.00 per share), payable in either cash or Bitcoin, with June Equity PIPE Investors having elected to purchase an aggregate of 676,191 June Equity PIPE Shares for 132.9547 Bitcoin and 7,180,952 June Equity PIPE Shares for cash. For the June Equity PIPE Investors that elected to pay the purchase price in Bitcoin, the number of Bitcoin to be paid to the Company equals (a) the purchase price agreed to by such June Equity PIPE Investor divided by (b) $106,803.38. The PIPE Shares are referred in the Company’s condensed consolidated financial statements and the footnotes as the forward sale securities.

Failure to Consummate the Business Combination — The Company has until August 14, 2026, or until such earlier liquidation date as the Company’s board of directors may approve or such later date as the Company’s shareholders may approve pursuant to the Amended and Restated Memorandum and Articles (the “Combination Period”), to consummate the Business Combination. If the Company is unable to complete the Business Combination by the end of the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity and Capital Resources

As of both September 30, 2025 and December 31, 2024, the Company had $25,000 of cash in its operating account. As of September 30, 2025 and December 31, 2024, the Company had a working capital deficit of approximately $1,762,000 and approximately $190,000, respectively. As of September 30, 2025 and December 31, 2024, approximately $5,301,000 and approximately $1,976,000, respectively, of the amount earned on funds held in the Trust Account was available to pay taxes, if any.

The Company’s liquidity needs through September 30, 2025 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, a loan of approximately $287,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the sale of the Private Placement Shares not held in the Trust Account and the Sponsor Loan (as defined below). The Company fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with the Business Combination, the Sponsor agreed to loan the Company up to $1,750,000 to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Business Combination (the “Sponsor Loan”), of which approximately $904,000 and approximately $333,000 has been drawn by the Company as of September 30, 2025 and December 31, 2024, respectively. If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 4). As of both September 30, 2025 and December 31, 2024, the Company did not have any borrowings under the Working Capital Loans.

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

Basis of Presentation

The unaudited condensed consolidated financial statements are presented in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2025 and the results of operations, comprehensive income and cash flows for the periods presented. Certain information and disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year or any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed by the Company with the SEC on March 28, 2025. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company include its wholly-owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

Going Concern

In connection with the Company’s going concern considerations in accordance with guidance in ASC 205-40 Presentation of Financial Statements–Going Concern, the Company has until August 14, 2026 to consummate the Business Combination. The Company’s mandatory liquidation date, if the Business Combination is not consummated, raises substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should the Company be unable to continue as a going concern. As discussed above, in the event of a mandatory liquidation, within ten business days, the Company will redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account (which was initially $10.15 per Public Share, inclusive of $0.15 per redeemed share to be funded pursuant to the Sponsor Note), including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, if any, divided by the number of then outstanding Public Shares.

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

This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed consolidated financial statements is the determination of the fair value of the forward sale securities. Such estimates may be subject to change as more current information becomes available, and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments (if any) with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account or the Trust Account as of both September 30, 2025 and December 31, 2024.

Available-for-Sale Debt Securities

The Company’s investments held in the Trust Account as of both September 30, 2025 and December 31, 2024 comprised of a direct investment in U.S. government treasury bills.

The Company accounts for its investment in debt securities in accordance with the guidance in ASC 320, Investments — Debt and Equity Securities. When the Company has the ability and positive intent to hold debt securities until maturity, such securities are classified as held-to-maturity and carried at amortized cost. None of the Company’s debt securities met the criteria for held-to-maturity classification as of both September 30, 2025 and December 31, 2024. As the Company does not have the ability or positive intent to hold its debt securities until maturity, the securities are classified as available-for-sale. Unrealized gains and losses from available-for-sale debt securities carried at fair value are reported as a separate component of Accumulated other comprehensive income in shareholders’ deficit. Interest income recognized on the unaudited condensed consolidated statements of operations reflects accretion of discount. Investments in debt securities are recorded on a trade-date basis.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in financial institutions which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage limit of $250,000 and investments in the U.S. government debt securities held in the Trust Account. For both the three and nine months ended September 30, 2025 and 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

Under ASC 820, Fair Value Measurement (“ASC 820”), “fair value” is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820 approximates the carrying amounts presented in the condensed consolidated balance sheets, primarily due to their short-term nature, with the exception of the available-for-sale debt securities and the forward sale securities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal and other fees incurred in connection with the preparation for the Initial Public Offering. These costs amounted to approximately $2,400,000 and were charged against the carrying value of the Public Shares upon the completion of the Initial Public Offering.

Forward Sale Securities

The Company accounts for the forward sale securities as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Equity PIPE Subscription Agreements using applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the forward sale securities are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the forward sale securities are indexed to the Company’s own shares. This assessment, which requires the use of professional judgment, is conducted at the time of the execution of the Equity PIPE Subscription Agreements and as of each subsequent quarterly period-end date while the forward sale securities are outstanding. The forward sale securities that do not meet all the criteria for equity classification are required to be recorded at their initial fair value at the time of the execution of the Equity PIPE Subscription Agreements and on each balance sheet date thereafter. Changes in the estimated fair value of the forward sale securities are recognized on the unaudited condensed consolidated statements of operations in the period of the change.

The Company accounts for the forward sale securities in accordance with guidance in ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, pursuant to which the forward sale securities do not meet the criteria for equity classification and must be recorded as liabilities or assets. See Note 8 for further discussion of the methodology used to determine the fair value of the forward sale securities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of both September 30, 2025 and December 31, 2024, 10,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value of redeemable Class A ordinary shares. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A ordinary shares also resulted in charges against Additional paid-in capital and Accumulated deficit.

As of September 30, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption, as presented in the accompanying condensed consolidated balance sheets, are reconciled in the following table:

Gross proceeds	$100,000,000
Less:
Issuance costs allocated to Class A ordinary shares subject to possible redemption	(2,410,968)
Plus:
Accretion of carrying value to redemption value	5,887,340
Class A ordinary shares subject to possible redemption, December 31, 2024	$103,476,372
Plus:
Accretion of carrying value to redemption value	3,324,807
Class A ordinary shares subject to possible redemption, September 30, 2025	$106,801,179

Net Income Per Ordinary Share

The Company complies with the accounting and disclosure requirements of ASC 260, Earnings Per Share. Net income per ordinary share is computed by dividing net income applicable to shareholders by the weighted average number of ordinary shares outstanding for the applicable periods. The Company applies the two-class method in calculating earnings per share and allocates net income pro rata to Class A ordinary shares subject to possible redemption, nonredeemable Class A ordinary shares and Class B ordinary shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value is not in excess of the fair value.

The following tables reflect the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended			For the Three Months Ended
	September 30, 2025			September 30, 2024
	Class A – Public shares	Class A – Private placement shares	Class B – Ordinary shares	Class A – Public shares	Class A – Private placement shares	Class B – Ordinary shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$1,606,382	$48,191	$401,595	$315,569	$9,467	$151,210
Denominator:
Basic and diluted weighted average number of ordinary shares outstanding	10,000,000	300,000	2,500,000	5,217,391	156,522	2,500,000
Basic and diluted net income per ordinary share	$0.16	$0.16	$0.16	$0.06	$0.06	$0.06

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2025			September 30, 2024
	Class A – Public shares	Class A – Private placement shares	Class B – Ordinary shares	Class A – Public shares	Class A – Private placement shares	Class B – Ordinary shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$2,540,950	$76,228	$635,237	$179,441	$5,383	$256,077
Denominator:
Basic and diluted weighted average number of ordinary shares outstanding	10,000,000	300,000	2,500,000	1,751,825	52,555	2,500,000
Basic and diluted net income per ordinary share	$0.25	$0.25	$0.25	$0.10	$0.10	$0.10

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

The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. As of both September 30, 2025 and December 31, 2024, the Company has not recorded any amounts related to uncertain tax positions.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company recorded no income tax provision for the periods presented.

Segment Reporting

The Company has one reportable segment. See Note 9–Segment Information for additional information.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance was issued in response to requests from investors for companies to disclose more information about their financial performance at the segment level. The ASU does not change how a public entity identifies its operating segments, aggregates them or applies the quantitative thresholds to determine its reportable segments. The standard requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis, and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that were previously required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures previously required under ASC 280. The Company adopted the standard on the required effective date for the financial statements issued for the annual reporting periods beginning on January 1, 2024 and applies the guidance for the interim periods beginning on January 1, 2025. The adoption of the new guidance did not have an impact on the Company’s unaudited condensed consolidated financial statements.

In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. The Conceptual Framework establishes concepts that the FASB considers in developing standards. The ASU was issued to remove references to the Conceptual Framework in the Codification. The FASB noted that references to the Concepts Statements in the Codification could have implied that the Concepts Statements are authoritative. Also, some of the references removed were to Concepts Statements that are superseded. The Company adopted the standard on the required effective date beginning on January 1, 2025 using a prospective transition method for all new transactions recognized on or after the effective date. The adoption of this guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

New Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The ASU also includes certain other amendments to improve the effectiveness of income tax disclosures. The new guidance will become effective for the Company’s consolidated financial statements issued for annual reporting periods beginning on January 1, 2025, will require prospective presentation with an option to apply it retrospectively for each period presented, and early adoption is permitted. Management is continuing its implementation effort of the new guidance, including drafting new financial statement disclosures required by the standard and developing appropriate internal controls. The adoption of the new guidance is not expected to have an impact on the Company’s unaudited condensed consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income— Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard improves financial reporting and responds to investor input that additional expense detail is fundamental to understanding the performance of an entity, assessing its prospects for future cash flows, and comparing its performance over time and with that of other entities. The new guidance requires public business entities to disclose in the notes to financial statements specified information about certain costs and expenses at each interim and annual reporting period. Specified expenses, gains or losses that are already disclosed under existing U.S. GAAP will be required by the ASU to be included in the disaggregated income statement expense line item disclosures, and any remaining amounts will need to be described qualitatively. The new guidance will become effective for the Company’s consolidated financial statements issued for annual reporting periods beginning on January 1, 2027 and interim reporting periods beginning on January 1, 2028, will require either prospective or retrospective presentation, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s unaudited condensed consolidated financial statements.

In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The standard revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity (“VIE”) that meets the definition of a business. The amendments differ from current U.S. GAAP because, for certain transactions, they replace the requirement that the primary beneficiary of a VIE is always the acquirer with an assessment that requires an entity to consider the factors to determine which entity is the accounting acquirer. Under the amendments, acquisition transactions in which the legal acquiree is a VIE will, in more instances, result in the same accounting outcomes as economically similar transactions in which the legal acquiree is a voting interest entity. The ASU does not change the accounting for a transaction determined to be a reverse acquisition or a transaction in which the legal acquirer is not a business and is determined to be the accounting acquiree. The new guidance will become effective for interim and annual reporting periods beginning on January 1, 2027, will require a prospective transition method for business combinations that occur after the initial adoption date, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s unaudited condensed consolidated financial statements.

SEC Rule on Climate-Related Disclosures

In March 2024, the SEC adopted final rules relating to The Enhancement and Standardization of Climate-Related Disclosures for Investors, that would require registrants to provide climate-related disclosures in a note to their audited financial statements. The disclosures under the final rules would include certain effects of severe weather events and other natural conditions, including the aggregate amounts and where in the financial statements they are presented. If carbon offsets or renewable energy credits or certificates (“RECs”) are deemed a material component of the registrant’s plans to achieve its disclosed climate-related targets, registrants would be required to disclose information about the offsets and RECs. Registrants would also be required to disclose whether and how (1) exposures to risks and uncertainties associated with, or known impacts from, severe weather events and other natural conditions and (2) any disclosed climate-related targets or transition plans materially impacted the estimates and assumptions used in preparing the financial statements. Finally, registrants would be required to disclose additional contextual information about the above disclosures, including how each financial statement effect was derived and the accounting policy decisions made to calculate the effects, for the most recently completed fiscal year and, if previously disclosed or required to be disclosed, for the historical fiscal year for which audited consolidated financial statements are included in the filing. In April 2024, the SEC released an order staying the rules pending judicial review of all of the petitions challenging the rules and in March 2025, the SEC voted to end its defense of the rules. Absent these developments, the rules would have been effective for the Company upon its registration under the Exchange Act on August 12, 2024 and phased in starting in 2027. Management is continuing to monitor the developments pertaining to the rules and any resulting potential impacts on the Company’s unaudited condensed consolidated financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company's unaudited condensed consolidated financial statements.

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

The Sponsor and the Company’s directors and officers have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the Business Combination or (B) subsequent to the Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like) for any 20-trading days within any 30-trading day period commencing at least 150 days after the Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property. Pursuant to the Sponsor Support Agreement, in connection with the Closing, the Company, Pubco and the Sponsor will enter into an amendment to the transfer restrictions above to amend clause (A) above to be six months after the completion of the Business Combination and to remove clause (B)(x) above.

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

In order to finance transaction costs in connection with the Business Combination, the Sponsor has committed up to $1,750,000 in the Sponsor Loan to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor. The Sponsor Loan does not bear interest and is repayable by the Company to the Sponsor upon consummation of the Business Combination; provided that, pursuant to an amended and restated promissory note, at the Sponsor’s option, at any time beginning 60 days after the date of the Initial Public Offering, all or any portion of the amount outstanding under the Sponsor Loan may be converted into Class A ordinary shares at a conversion price of $10.00 per share. Otherwise, the Sponsor Loan would be repaid only out of funds held outside the Trust Account. As of September 30, 2025 and December 31, 2024, the Company had approximately $904,000 and approximately $333,000, respectively, outstanding under the Sponsor Loan. Pursuant to the Sponsor Support Agreement, the Sponsor has elected to have the amount outstanding under the Sponsor Loan as of the Closing, other than with respect to certain expenses incurred by the Company with respect to the SEC and Nasdaq as further described in the Sponsor Support Agreement, be repaid in Class A ordinary shares at the Closing.

If the Sponsor Loan is insufficient to cover the working capital requirements of the Company, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of both September 30, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.

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

The Sponsor pays expenses on the Company’s behalf. The Company reimburses the Sponsor for such expenses paid on its behalf. The unpaid balance is included in Payable to related party on the Company’s condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, the Company had $0 and approximately $1,000, respectively, as payable outstanding to the Sponsor for such expenses paid on the Company’s behalf. In addition, any accrued but unpaid balances are included in Receivable from related party in the Company’s condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, the Company had approximately $11,000 and $0, respectively, as receivable outstanding from the Sponsor.

Administrative Services Agreement

The Company has agreed to pay $10,000 a month to the Sponsor for office space, administrative and shared personnel support services. Services commenced on August 13, 2024, the date the Class A ordinary shares were first listed on the Nasdaq Stock Market and will terminate upon the earlier of the consummation by the Company of the Business Combination or the liquidation of the Company. During the three months ended September 30, 2025 and 2024, the Company incurred $30,000 and $16,000, respectively, for these services. During the nine months ended September 30, 2025 and 2024, the Company incurred $90,000 and $16,000, respectively, for these services.

Note 5—Commitments and Contingencies

Registration Rights Agreement

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

M&A Engagement Letter

The Company has engaged CF&Co. as its exclusive financial advisor for the Transactions (see Note 4).

PIPE Engagement Letter

The Company has engaged CF&Co. to provide placement agent services in connection with each of the PIPE Investments (see Note 4).

Independent Directors Compensation

Commencing on August 12, 2024, the Company compensates its independent directors through cash payments for their services on the Company’s board of directors. As a result, during the three months ended September 30, 2025 and 2024, the Company recognized approximately $32,000 and approximately $13,000, respectively, of compensation expense on its unaudited condensed consolidated statements of operations. During the nine months ended September 30, 2025 and 2024, the Company recognized approximately $82,000 and approximately $13,000, respectively, of compensation expense on its unaudited condensed consolidated statements of operations. The corresponding accrued compensation payable recognized on the Company’s condensed consolidated balance sheets was approximately $32,000 and approximately $23,000 as of September 30, 2025 and December 31, 2024, respectively.

Risks and Uncertainties

The Company’s results of operations and its ability to complete the Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond the Company’s control. The Company’s results of operations and its ability to consummate the Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, fluctuations in interest rates, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. Management continues to evaluate the impact of these factors and has concluded that while it is reasonably possible that these factors could have an effect on the Company’s financial position, results of its operations and completion of the Business Combination, the specific impact is not readily determinable as of the date of the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 6—Available-for-Sale Debt Securities

The following tables present the amortized cost, gross unrealized gains (losses), fair value and other information for the available-for-sale debt securities held in the Trust Account:

September 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government debt securities(1) (2)	$105,286,044	$33,801	$(18,771)	$105,301,074

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government debt securities(1) (2)	$101,881,727	$177,761	$(83,125)	$101,976,363

(1)	Contractual maturities are one year or less.
(2)	No debt securities were in an unrealized loss position.

The Company did not have any sales of its available-for-sale debt securities during the three and nine months ended September 30, 2025 and 2024.

Note 7—Shareholders’ Deficit

Class A Ordinary Shares – The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of both September 30, 2025 and December 31, 2024, there were 300,000 Class A ordinary shares issued and outstanding, excluding 10,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares – The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. In November 2020, the Company issued 14,375,000 Class B ordinary shares to the Sponsor. On June 8, 2023 and February 21, 2024, the Sponsor surrendered, for no consideration, 7,906,250 and 3,593,750 Class B ordinary shares, respectively, which the Company cancelled, resulting in a decrease in the total number of Class B ordinary shares outstanding from 14,375,000 shares to 2,875,000 shares. Information contained in the consolidated financial statements has been retroactively adjusted for the surrenders and cancellations. In connection with the underwriter advising the Company that it would not be exercising the over-allotment option, on August 14, 2024 the Sponsor surrendered, for no consideration 375,000 Class B ordinary shares, so that the issued and outstanding Class B ordinary shares represented 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (not including the Private Placement Shares). As a result, 2,500,000 Class B ordinary shares were issued and outstanding as of both September 30, 2025 and December 31, 2024.

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

Preference Shares – The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of both September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Note 8—Fair Value Measurement on a Recurring Basis

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

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These three levels of the fair value hierarchy are:

●	Level 1 measurements – unadjusted observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2 measurements – inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3 measurements – unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, and indicate the fair value hierarchy of the inputs that the Company utilized to determine such fair value.

September 30, 2025

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account – U.S. government debt securities	$105,301,074	$—	$—	$105,301,074
Forward sale securities asset	—	—	1,559,663	1,559,663
Total	$105,301,074	$—	$1,559,663	$106,860,737

December 31, 2024

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account – U.S. government debt securities	$101,976,363	$—	$—	$101,976,363
Total	$101,976,363	$—	$—	$101,976,363

As of September 30, 2025 and December 31, 2024, Level 1 assets include a direct investment in the U.S. government treasury bills classified as available-for-sale debt securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Forward Sale Securities

The fair value of the forward sale securities to be issued under the Equity PIPE Subscription Agreements is based on the fair value of Bitcoin as of the measurement date. The excess (asset) or deficit (liability) of the fair value of the forward sale securities to be issued as of September 30, 2025, as compared to the fair value of Bitcoin stipulated under the Equity PIPE Subscription Agreements, is discounted to derive present value and then reduced to account for the probability of consummation of the Business Combination. The primary unobservable input utilized in determining the fair value of the forward sale securities is the probability of consummation of the Business Combination. As of September 30, 2025, the probability assigned to the consummation of the Business Combination was 15.8%. The probability was determined based on observed success rates of business combinations for special purpose acquisition companies.

The following table presents the changes in the fair value of the forward sale securities for the three and nine months ended September 30, 2025:

Forward Sale Securities
Fair value at inception	$—
Change in valuation inputs or other assumptions(1)	—
Fair value as of June 30, 2025	$—
Change in valuation inputs or other assumptions(1)	1,559,663
Fair value as of September 30, 2025	$1,559,663

(1)	Changes in valuation inputs or other assumptions are recognized in Change in fair value of forward sale securities in the unaudited condensed consolidated statements of operations.

Note 9—Segment Information

The Company has not yet commenced operations, thus all activity for the three and nine months ended September 30, 2025 and 2024 relates to the Company’s formation, the Initial Public Offering, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company has identified its Chairman and Chief Executive Officer as the chief operating decision maker (the “CODM”). The Company consists of one reportable segment, because the resource allocation and assessment of performance of the entity’s business activities by the CODM are performed using the entity-wide operating results. The net income (loss) is the measure of segment profit (loss) most consistent with U.S. GAAP that is regularly reviewed by the CODM to allocate resources and assess financial performance.

The Company does not have operating income and therefore, it does not have any operating revenues. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest. During the three months ended September 30, 2025 and 2024, the Company earned approximately $1,132,000 and $627,000, respectively, of interest income on investments held in the Trust Account. During the nine months ended September 30, 2025 and 2024, the Company earned approximately $3,404,000 and $627,000, respectively, of interest income on investments held in the Trust Account. The Company’s significant segment expenses were general and administrative expenses, which were approximately $606,000 and approximately $135,000 for the three months ended September 30, 2025 and 2024, respectively, and approximately $1,622,000 and approximately $170,000 for the nine months ended September 30, 2025 and 2024, respectively. The other segment expenses were administrative expenses paid to the Sponsor, which amounted to $30,000 and approximately $16,000 for the three months ended September 30, 2025 and 2024, respectively, and $90,000 and approximately $16,000 for the nine months ended September 30, 2025 and 2024, respectively. The other segment income for the three and nine months ended September 30, 2025 was the gain from the change in fair value of the forward sale securities, which amounted to approximately $1,560,000 for each period. Refer to the Company’s unaudited condensed consolidated statements of operations for additional information.

As of September 30, 2025 and December 31, 2024, the Company had total assets of approximately $107,115,000 and approximately $102,370,000, respectively. See the Company’s condensed consolidated balance sheets for additional information.

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued and determined that, other than as described below, there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed consolidated financial statements.

On November 5, 2025, Pubco’s Registration Statement on Form S-4 (File No. 333-290246) became effective.

On November 6, 2025, the Company filed with the SEC its definitive proxy statement with respect to its extraordinary general meeting of shareholders to approve the Transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Cantor Equity Partners, Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Report (as defined below). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

We have until August 14, 2026 (24 months from the closing of the Initial Public Offering), or until such earlier liquidation date as our board of directors may approve or such later date as our shareholders may approve pursuant to our Amended and Restated Memorandum and Articles of Association (the “Combination Period”), to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

On April 22, 2025, we entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) by and among (i) us, (ii) Twenty One Capital, Inc., a Texas corporation (“Pubco”), (iii) Twenty One Assets, LLC, a Delaware limited liability company (“Twenty One”), (iv) Twenty One Merger Sub D, a Cayman Islands exempted company (“SPAC Merger Sub”), (v) Tether Investments, S.A. de C.V., an El Salvador Sociedad anónima de capital variable (“Tether”), (vi) iFinex, Inc., a British Virgin Islands company (“Bitfinex”), and (vii) with respect to certain sections specified in the Business Combination Agreement, Stellar Beacon LLC, a Delaware limited liability company (“SoftBank”).

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

Contemporaneously with the execution of the Business Combination Agreement, we and Pubco entered into (i) subscription agreements (the “Convertible Note Subscription Agreements”) with certain investors (the “Convertible Note Investors”), pursuant to which the Convertible Note Investors agreed to acquire, in a private placement, 1.00% convertible senior secured notes of Pubco (the “Convertible Notes”) in an aggregate principal amount of $340,200,000 (the “Subscription Notes”), which number excludes the option (the “Option”) granted to the Convertible Note Investors to purchase additional Convertible Notes up to an aggregate principal amount of $100,000,000 included in the Convertible Note Subscription Agreements, which Option was exercised in full by certain of the Convertible Note Investors and the Sponsor on May 22, 2025 (the Convertible Notes to be issued pursuant to the Option, the “Option Notes” and the purchase and sale of the Subscription Notes and Option Notes, the “Convertible Notes PIPE”), (ii) subscription agreements (the “April Equity PIPE Subscription Agreements”) with certain investors (the “April Equity PIPE Investors”), pursuant to which April Equity PIPE Investors agreed to purchase, in a private placement, 20,000,000 Class A ordinary shares (the “April Equity PIPE Shares”), for an aggregate purchase price of $200,000,000 ($10.00 per share), payable in either cash or Bitcoin, with April Equity PIPE Investors having elected to purchase an aggregate of 2,950,000 April Equity PIPE Shares for 347.6168 Bitcoin and 17,050,000 April Equity PIPE Shares for cash (the “April Equity PIPE”), (iii) that certain sponsor support agreement with the Sponsor (as amended by the Sponsor Support Agreement Amendment (as defined below), the “Sponsor Support Agreement”), pursuant to which, among other matters, Pubco and the Sponsor agreed to enter into a Securities Exchange Agreement at the closing of the Transactions (the “Closing”), pursuant to which the Sponsor will exchange a number of its shares of Class A common stock of Pubco, par value $0.01 per share (“Pubco Class A Stock”), in exchange for Convertible Notes (such exchanged Convertible Notes, the “Exchange Notes”) and (iv) the PIPE Engagement Letter (as defined below) with Cantor Fitzgerald & Co. (“CF&Co.”), pursuant to which, among other matters, CF&Co. may be entitled to receive Convertible Notes on the terms set forth therein (the “Engagement Letter Notes”). In connection with the exercise of the Option, on May 22, 2025, the Sponsor entered into the Sponsor Convertible Note Subscription Agreement (as defined below) on substantially the same terms as the Convertible Note Subscription Agreements with respect to its pro rata allotment of the Option Notes.

On June 19, 2025, we and Pubco entered into subscription agreements (the “June Equity PIPE Subscription Agreements” and, together with the April Equity PIPE Subscription Agreements, the “Equity PIPE Subscription Agreements”) with certain investors (the “June Equity PIPE Investors”), pursuant to which the June Equity PIPE Investors agreed to purchase, in a private placement, 7,857,143 Class A ordinary shares (the “June Equity PIPE Shares” and, together with the April Equity PIPE Shares, the “PIPE Shares”) for an aggregate purchase price of $165,000,000 ($21.00 per share), payable in either cash or Bitcoin, with June Equity PIPE Investors having elected to purchase an aggregate of 676,191 June Equity PIPE Shares for 132.9547 Bitcoin and 7,180,952 June Equity PIPE Shares for cash (the “June Equity PIPE” and, together with the April Equity PIPE and the Convertible Notes PIPE, the “PIPE Investments).

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

On July 26, 2025, we entered into Amendment No. 1 to the Business Combination Agreement by and among, Pubco, Twenty One, SPAC Merger Sub, Tether, Bitfinex and SoftBank (the “BCA Amendment”) in order to amend the price of Bitcoin used to determine the number of shares of Pubco Stock (as defined in the Business Combination Agreement) to be received by Tether in exchange for the sale of the Additional PIPE Bitcoin (as defined in the Business Combination Agreement) to Pubco at the Closing.

Certain of our existing agreements will be amended or amended and restated in connection with the Transactions.

For more information regarding the Transactions, refer to our filings with the SEC, including the Current Reports on Form 8-K filed by us with the SEC on April 23, 2025, April 28, 2025, May 29, 2025, June 20, 2025, June 27, 2025, and July 29, 2025, Pubco’s Registration Statement on Form S-4 (File No. 333-290246), initially filed with the SEC on September 12, 2025, as amended, our definitive proxy statement filed with the SEC on November 6, 2025, and the other filings we and Pubco may make from time to time with the SEC.

Liquidity and Capital Resources

As of both September 30, 2025 and December 31, 2024, we had $25,000 of cash in our operating account. As of September 30, 2025 and December 31, 2024, we had a working capital deficit of approximately $1,762,000 and approximately $190,000, respectively. As of September 30, 2025 and December 31, 2024, approximately $5,301,000 and approximately $1,976,000, respectively, of the amount earned on funds held in the Trust Account was available to pay taxes, if any.

Our liquidity needs through September 30, 2025 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of our Class B ordinary shares, a loan of approximately $287,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the consummation of the Private Placement with the Sponsor not held in the Trust Account and the Sponsor Loan (as defined below). We fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor has committed to loan us up to $1,750,000 to fund our expenses relating to investigating and selecting a target business and other working capital requirements (the “Sponsor Loan”), of which approximately $904,000 and approximately $333,000 had been drawn by us as of September 30, 2025 and December 31, 2024, respectively.

If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us additional loans (“Working Capital Loans”). As of both September 30, 2025 and December 31, 2024, we did not have any borrowings under the Working Capital Loans.

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

Results of Operations

Our entire activity from inception through September 30, 2025 related to our formation, the Initial Public Offering, and to our efforts toward locating and completing a suitable Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of the Business Combination. We have generated non-operating income in the form of interest income on amounts held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had net income of approximately $2,056,000, which consisted of approximately $1,560,000 of gain from the change in fair value of forward sale securities and approximately $1,132,000 of interest income on investments held in the Trust Account, partially offset by approximately $606,000 of general and administrative expenses, and $30,000 of administrative expenses paid to the Sponsor.

For the three months ended September 30, 2024, we had net income of approximately $476,000, which consisted of approximately $627,000 of interest income on investments held in the Trust Account, partially offset by approximately $135,000 of general and administrative expenses, and approximately $16,000 of administrative expenses paid to the Sponsor.

For the nine months ended September 30, 2025, we had net income of approximately $3,252,000, which consisted of approximately $3,404,000 of interest income on investments held in the Trust Account and approximately $1,560,000 of gain from the change in fair value of forward sale securities, partially offset by approximately $1,622,000 of general and administrative expenses, and $90,000 of administrative expenses paid to the Sponsor.

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

As of September 30, 2025 and December 31, 2024, we had approximately $904,000 and approximately $333,000, respectively, outstanding under the Sponsor Loan. As of both September 30, 2025 and December 31, 2024, we had no borrowings under the Working Capital Loans or the Sponsor Note.

The Sponsor pays expenses on our behalf and we reimburse the Sponsor for such expenses paid on our behalf. As of September 30, 2025 and December 31, 2024, we had $0 and approximately $1,000, respectively, as payable outstanding to the Sponsor for such expenses paid on our behalf. In addition, any accrued but unpaid balances are included in Receivable from related party in our condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, we had approximately $11,000 and $0, respectively, as receivable outstanding from the Sponsor.

See Note 4—“Related Party Transactions” and Note 5—“Commitments and Contingencies” to our unaudited condensed financial statements in Part I, Item 1 of this Report for information regarding additional contractual obligations.

Critical Accounting Policies and Estimates

We have identified the following as our critical accounting policies:

Use of Estimates

The preparation of our unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed consolidated financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our condensed consolidated balance sheets, unaudited condensed consolidated statements of operations, unaudited condensed consolidated statements of comprehensive income, unaudited condensed consolidated statements of shareholders’ deficit and unaudited condensed consolidated statements of cash flows could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity.

Going Concern

In connection with our going concern considerations in accordance with guidance in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements–Going Concern, we have until August 14, 2026, to consummate the Business Combination. Our mandatory liquidation date, if the Business Combination is not consummated, raises substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements included in this Report do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should we be unable to continue as a going concern. In the event of a mandatory liquidation, within ten business days, we will redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account (which was initially $10.15 per Public Share, inclusive of $0.15 per redeemed share to be funded pursuant to the Sponsor Note), including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then outstanding Public Shares.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act of 1933, as amended (the “Securities Act”) declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our unaudited condensed consolidated financial statements with another public company, which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standard used.

Forward Sale Securities

We account for the PIPE Shares, which are referred in this Report as the forward sale securities, in accordance with guidance in ASC 815-40, Derivatives and Hedging–Contracts in Entity’s Own Equity, pursuant to which the forward sale securities do not meet the criteria for equity classification and must be recorded as liabilities or assets.

Class A Ordinary Shares Subject to Possible Redemption

We account for the Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of both September 30, 2025 and December 31, 2024, 10,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity outside of the shareholders’ deficit section of our condensed consolidated balance sheets. We recognize any subsequent changes in redemption value immediately as they occur and adjust the carrying value of redeemable Class A ordinary shares to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value of redeemable Class A ordinary shares. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A ordinary shares also resulted in charges against Additional paid-in capital and Accumulated deficit.

Net Income Per Ordinary Share

We comply with the accounting and disclosure requirements of ASC 260, Earnings Per Share. Net income per ordinary share is computed by dividing net income applicable to shareholders by the weighted average number of ordinary shares outstanding for the applicable periods. We apply the two-class method in calculating earnings per share and allocate net income pro rata to Class A ordinary shares subject to possible redemption, nonredeemable Class A ordinary shares and Class B ordinary shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value is not in excess of the fair value.

See Note 2 — “Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Report for additional information regarding these critical accounting policies and other significant accounting policies.

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. There have been no material changes with respect to those risk factors previously disclosed in our final prospectus related to the Initial Public Offering as filed with the SEC on August 13, 2024 (the “Final Prospectus”), our Annual Report on Form 10-K as filed with the SEC on March 28, 2025 and Pubco’s Registration Statement on Form S-4 (File No. 333-290246), initially filed with the SEC on September 12, 2025, as amended. Any of the previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

Exhibit No.	Description
10.1	Amendment No.1 to the Business Combination Agreement, dated as of July 26, 2025, by and among CEP, SPAC Merger Sub, Pubco, Twenty One, the Sellers and, for certain limited purposes, SoftBank (Incorporated by reference to CEP’s Current Report on Form 8-K, filed with the SEC on July 29, 2025).

31.1*	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANTOR EQUITY PARTNERS, INC.

Date: November 14, 2025	By:	/s/ Brandon Lutnick
	Name:	Brandon Lutnick
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Jane Novak
	Name:	Jane Novak
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)